Form 10QSB
period 1995-06-30
CREATIVE TECHNOLOGIES CORP
filed 1995-08-14
CIK 785321

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:  June 30, 1995

Commission File Number:  0-15754


                CREATIVE TECHNOLOGIES CORP.
   (Exact name of registrant as specified in its charter)
NEW YORK                               11-2721083
(State or other jurisdiction of(IRS Employer Identification Number) incorporation of organization)

            170 53rd Street, Brooklyn, New York 11232
   (Address of principal executive offices)    (Zip Code)

                       (718) 492-8400
    (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES  X                         NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.03                                   4,997,854
(Title of each class)(Outstanding at June 30, 1995)

                           CREATIVE TECHNOLOGIES CORP.
                                      INDEX


PART I  -  FINANCIAL INFORMATION         PAGE

Item 1.        Condensed Financial Statements
             (Unaudited)

       Balance Sheet as at June 30, 1995    3

       Statements of Operations
             for the Three and Six Months ended
             June 30, 1995 and June 30, 1994

       Statement of Stockholders' Equity
             for the Six Months ended June 30, 1995    5

       Statements of Cash Flows
             for the Six Months ended
             June 30, 1995 and June 30, 19946

       Notes to Condensed Financial Statements    7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations  8-10


PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K     11

       Signatures                                 12

                           CREATIVE TECHNOLOGIES CORP
                             CONDENSED BALANCE SHEET
                               AS AT JUNE 30, 1995
                                   (Unaudited)
                                            Assets
Current assets:
Cash                                  $     60,000
Inventories                              5,348,000
Accounts receivable-net                  3,693,000
Prepaid expenses and other assets          715,000
Deferred tax benefit                       400,000
Total Current Assets                    10,216,000

Fixed assets - at cost (less accumulated depreciation
and amortization of $1,329,000)          3,063,000
Intangible and other assets                224,000
Deferred tax benefit                        45,000
Total                                  $13,548,000

                        Liabilities
Current liabilities:
Notes payable                          $ 3,497,000
Due to Shawmut Capital Corp.             4,022,000
Accounts payable and accrued expenses.     926,000

               Total Current Liabilities 8,445,000

                        Stockholders' Equity

Common stock - $.03 par value; authorized
     20,000,000 shares; issued and outstanding
     4,998,000 shares                      150,000
Additional paid - in capital             6,149,000
Deficit                                (1,196,000)

Total Stockholders' Equity               5,103,000

               Total                   $13,548,000

See notes to condensed financial statements.

                           CREATIVE TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended         Six Months Ended
                                             June 30,                 June 30,
                                     1995        1994         1995        1994
Net Sales                      $4,647,000  $4,513,000   $8,577,000 $12,891,000
Cost of Sales                   1,690,000   1,976,000    3,778,000   7,228,000

Gross Profit                    2,957,000   2,537,000    4,799,000    5,663,00
Operating Expenses:
Selling, general and
administrative expenses         1,213,000   1,167,000    2,495,000   2,298,000
Advertising expense             1,593,000   1,127,000    2,562,000   1,911,000
Interest expense                  248,000     114,000      514,000     206,000
                                3,054,000   2,408,000    5,571,000   4,415,000

Net income (loss) before
     provision for income taxes  (96,000)     129,000    (772,000)   1,248,000

Provision for income taxes                       20,000                  178,000

Net Income (Loss)                $(96,000)     $109,000  $(772,000)   $1,070,000

Net income (loss) attributable to
     common shareholders          (96,000)      108,000   (772,000)    1,036,000

Primary earnings per common share   $(.02)         $.02      $(.16)         $.24

Fully diluted earnings per
     common share                   $(.02)         $.02      $(.16)         $.21

See notes to condensed financial statements.

                           CREATIVE TECHNOLOGIES CORP.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (Unaudited)


                                    Common        Stock  Additional
                                 Number of          Par     Paid-in
                                    Shares        Value     Capital      Deficit

Balance December 31, 1994        4,967,000     $148,000  $6,141,000   $(424,000)

Exercise of options                 31,000        2,000       8,000

Net(loss)                                                              (772,000)

Balance
June 30, 1995                    4,998,000     $150,000  $6,149,000 $(1,196,000)

See notes to condensed financial statements.

                           CREATIVE TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
                                                                      June 30,
                                                             1995         1994
Net cash provided by (used in) operating activities   ($5,259,000)  $1,471,000

Cash flows from investing activities:
Acquisition of fixed assets                              (486,000) (1,091,000)
Acquisition of intangibles                                (40,000)    (23,000)

     Net cash (used in) investing activities             (526,000) (1,114,000)

Cash flows from financing activities:
     Proceeds from credit facility                       4,022,000
     Proceeds from notes payable                         2,480,000
     Repayment of notes payable                        (1,084,000)
     Exercise of options                                    10,000      30,000
     Dividends paid                                                  (400,000)

Net cash provided by (used in) financing activities      5,428,000   (370,000)

Net (decrease) in cash                                   (357,000)    (13,000)

Cash at beginning of period                                417,000      99,000

Cash at end of period                                      $60,000     $86,000



Supplemental disclosures of cash low information

     Interest paid                                        $509,000    $207,000
     Taxes paid                                            365,000     193,000


See notes to condensed financial statements

                           CREATIVE TECHNOLOGIES CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A -  Basis of Presentation


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.


Note B -  Inventories


Inventories, which are stated at the lower of cost (first-in, first-out) or market are summarized as follows:

          June 30,
          1995

Finished Goods                         $2,933,000

Work in Process
  and Parts                             2,415,000

Total     $5,348,000


Note C -  Income Taxes


The Company's net operating loss carry forwards for income tax reporting purposes aggregate approximately $902,000 as of December 31, 1994.

Item 2.      Management's Discussion and Analysis of Financial
       Condition and Results of Operations

Liquidity and Capital Resources

     The Company designs, manufactures and distributes small electric appliances that are used in the home kitchen. Currently, the Company's top selling items are a series of fresh pasta making machines and the Grill Express, a novel food griller.

     In 1993, the Company obtained a short term loan in the amount of $1,000,000 from an entity one of whose director is a director of the Company. The loan currently bears interest 18% per annum. The loan was renewed from time to time and is currently due September 30, 1995. During the second quarter the Company repaid loans for $584,000, borrowed $250,000 from related parties at interest of 18% per annum due on a short term basis, and borrowed $1,000,000 from Shawmut (see below). At June 30, 1995, the Company had a total of $3,497,000 in notes payable outstanding of which $2,580,000 are guaranteed by two major shareholders one of whom is an officer of the Company. The loans were used for seasonal working capital and the Company expects to repay these loans out of working capital and profits, if any, derived from operations, from the credit line with Shawmut Capital Corporation ("Shawmut"), or other borrowings.

     For the six months period ended June 30, 1995 net cash used by operating activities was $5,259,000. Net cash of $526,000 was used in investing activities and net cash of $5,428,000 was provided by financing activities. As a result, for the six month period ended June 30, 1995, cash decreased by $357,000 to $60,000. The Company has a satisfactory relationship with its suppliers. The accounts receivable increased to $3,693,000 at June 30, 1995 from $1,370,000 at December 31, 1994, reflecting the change from a factor arrangement in which the company factored its accounts receivables to a line of credit secured in part by the accounts receivables. The accounts payable and other liabilities decreased to $926,000 at June 30, 1995 from $3,430,000 at December 31, 1994.

     Until April 19, 1995, the Company sold substantially all of the trade receivables at various levels of recourse to Rosenthal & Rosenthal, Inc. (the "factor"). The factor preapproved the sales which the Company sold to the factor. The factor made advances to the Company and charged the Company 2% above prime. The factoring commissions payable at the time of purchase was one percent of the first $10,000,000 of the receivables sold to the factor, .875% of the next $10,000,000 and .75% on all sales of receivables over $20,000,000.

On April 19, 1995, the Company obtained a one year credit facility from Shawmut in the total amount of up to $15,000,000 consisting of a term loan of $1,000,000 and revolving credit facility of up to $15,000,000 less the outstanding amount of the term loan. The term loan is payable in twelve equal monthly installments. Loans on the revolving credit facility are available in the amount equal to 70% of the net amount of the Eligible Accounts Receivables (as defined in the agreement) plus the lesser of $7,500,000 or the sum of 60% of the Eligible Inventory (as defined in the agreement).

     The Company pays interest on the Term Loan and on the outstanding revolving credit loans at the rate of 1.25% over the prime rate of the Shawmut Bank Connecticut, N.A.

     The Company pays a fee equal to 1/2% per annum of the average monthly amount by which $15,000,000 exceeds the sum of the outstanding principal balance of the revolving credit loans, the principal balance of the term loan plus any outstanding letters of credit or guarantees. In addition, the Company pays certain other administrative fees. Shawmut obtained a security interest in all of the Company's current and non-current assets.

     The credit facility requires the Company to maintain certain levels of profitability, working capital, tangible net worth, net cash flow and interest coverage ratio and places certain other restrictions on the Company.

     The Company paid a closing fee to Shawmut in the amount of $100,000 and a finder's fee to Dresner Investment Services Inc. in the amount of $120,000. The Company no longer factors its receivables.

     The company is currently looking to raise additional debt or equity.

Results of Operations

     The Company had net sales of approximately $4,647,00 and $8,577,000 for the three and six month periods ended June 30, 1995 as compared to net sales of approximately $4,513,000 and $12,891,000 for the three and six month periods ended June 30, 1994. The decrease in comparative sales for the six month period was the result of a slowdown in the sale of pasta machines in the six months of 1995 compared to the six months of 1994.

     The gross profit margin for the quarter ended June 30, 1995 was 63.6% as compared to 56.2% for the quarter ended June 30, 1994. The gross profit margin for the six month period ended June 30, 1995 was 56% as compared to 43.9% for the six month period ended June 30, 1994. The increase in the gross profit margin is the result of reduced production cost and increased sales of the Grill Express directly to consumers by use of the infomercial. The benefit of the high margins is partly offset by the increased media purchases (advertising expense) associated with infomercial sales which are part of operating expenses. Profit on sales after cost of goods sold and media purchases for the quarters ending June 30, 1995 and June 30, 1994 was 29% and 31% and for the six month period ending June 30, 1995 and June 30, 1994 was 26% and 29% respectively.

     Selling, general and administrative expenses were $1,213,000 and $1,167,000 or 26% of net sales in the three month periods ended June 30, 1995 and June 30, 1994. The selling, general and administrative expenses were $2,495,000 in the six month period ended June 30, 1995 as compared to $ 2,298,000 for the six month period ended June 30, 1994. Advertising expenses were $1,593,000 and $1,127,000 in the three month periods ended June 30, 1995 and June 30 1994. The advertising expenses were $2,562,000 and $1,911,000 in the six month periods ended June 30, 1995 and June 30, 1994. The increase of $466,000 for the comparative quarters and $651,000 for the comparative six month periods was due to an increase in airings of our new Grill Express infomercial which was introduced during the first quarter of 1995.

     Interest expense increased to $248,000 and $514,000 for the three and six month periods ended June 30, 1995 as compared to $114,000 and $206,000 for the three and six month periods ended June 30, 1994. The increase was due to increased borrowings and higher rates.

     Due to the foregoing for the three month period ended June 30, 1995, the Company reported a net loss of $96,000 as compared to a net income of $108,000 for the three month period ended June 30, 1994. For the six month period ended June 30, 1995, the Company reported a net loss $772,000 as compared to a net income of $1,036,000 for the six month period ended June 30, 1994. The primary net earnings per common share were $(.02) and $(.16) for the three and six months periods ended June 30, 1995 as compared to the primary net earnings per common share of $.02 and $.24 for the three and six month periods ended June 30, 1994. The fully diluted net earnings per common share were $(.02) and $(.16) for the three and six month periodsended June 30, 1995 as compared to $.02 and $.21 for the three and six month periods ended June 30, 1994.

                           PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

       a.    The Registrant did not file reports on Form
             8-K during the three months ended June 30, 1995.

                           CREATIVE TECHNOLOGIES CORP.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CREATIVE TECHNOLOGIES CORP.
Registrant




Dated: August 9, 1995    By: S/Richard Helfman
       Richard Helfman, President