Form 10QSB/A
period 1995-06-30
CREATIVE TECHNOLOGIES CORP
filed 1995-11-13
CIK 785321

FORM 10-QSB/A


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended:      June 30, 1995

Commission File Number:  0-15754


	CREATIVE TECHNOLOGIES CORP.
	(Exact name of registrant as specified in its charter)
NEW YORK        11-2721083
(State or other jurisdiction of (IRS Employer Identification Number) incorporation of organization)

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

	YES     X               NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.03                      4,997,854
(Title of each class)   (Outstanding at June 30, 1995)

CREATIVE TECHNOLOGIES CORP.

INDEX
PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K        1

	Signatures      2

PART II OTHER INFORMATION


Item 6. Exhibits and Reports on form 8-K

	a.      Exhibits

		Exhibit 27. Financial Data Schedule

	b.      Reports on form 8-K

		The Registrant did not file reports on Form
		8-K during the three months ended June 30, 1995.

CREATIVE TECHNOLOGIES CORP.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CREATIVE TECHNOLOGIES CORP.
Registrant




Dated:  November 9, 1995        By:   S/Richard Helfman
				Richard Helfman,President