Form 10QSB
period 1995-09-30
CREATIVE TECHNOLOGIES CORP
filed 1995-11-27
CIK 785321

FORM 10-QSB


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended:           September 30, 1995

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

         YES  X                         NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.03          5,827,854
(Title of each class)         (Outstanding at September 30, 1995)

                           CREATIVE TECHNOLOGIES CORP.

                                      INDEX


PART I  -  FINANCIAL INFORMATION              PAGE

Item 1.   Condensed Financial Statements
          (Unaudited)

       Balance Sheet as at September 30, 1995         3

       Statements of Operations
          for the Three and Nine Months ended
          September 30, 1995 and September 30, 1994   4

       Statement of Stockholders' Equity
          for the Nine Months ended September 30, 19955

       Statements of Cash Flows
          for the Nine Months ended
          September 30, 1995 and September 30, 1994   6

       Notes to Condensed Financial Statements      7-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
9-12

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K          13

       Signatures                                   14

       Exhibit 27
          Financial Data Schedule                   15

                           CREATIVE TECHNOLOGIES CORP.
                             CONDENSED BALANCE SHEET
                            AS AT SEPTEMBER 30, 1995
                                   (Unaudited)
                        Assets
Current assets:
Cash                                   $ 681,000
Inventories                            5,232,000
Accounts receivable-net                4,073,000
Prepaid expenses and other assets        455,000
     Deferred tax benefit                400,000

     Total Current Assets             10,841,000

Fixed assets - at cost (less accumulated depreciation
     and amortization of $2,022,000)   2,480,000
Intangible and other assets              228,000
Deferred tax benefit                      45,000

               Total                 $13,594,000

                        Liabilities
Current liabilities:
Notes payable                         $3,497,000
Due to Shawmut Capital Corp.           4,500,000
Accounts payable and accrued expenses. 1,306,000

               Total Current Liabilities9,303,000

                        Stockholders' Equity

Common stock - $.03 par value; authorized
20,000,000 shares; issued and outstanding
5,828,000 shares                         175,000
Additional paid - in capital           6,954,000
Deficit                              (2,838,000)

               Total Stockholders' Equity4,291,000

               Total                 $13,594,000

See notes to condensed financial statements.

                           CREATIVE TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                    Three Months Ended       Nine Months Ended
                    September 30,            September 30,

                  1995         1994        1995         1994

Net Sales   $3,831,000   $7,601,000 $12,408,000  $20,492,000
Cost of Sales2,321,000    3,965,000   6,099,000   11,193,000

Gross Profit 1,510,000    3,636,000   6,309,000    9,299,000

Operating Expenses:
Selling, general and administrative expenses
             1,414,000    1,454,000   3,909,000    3,752,000
Advertising exp1,465,000    696,000   4,027,000    2,607,000
Interest expense273,000     131,000     787,000      337,000

             3,152,000    2,281,000   8,723,000    6,696,000

Net (loss) income before provision for
income taxes(1,642,000)   1,355,000 (2,414,000)    2,603,000

Provision for
income taxes        --      196,000          --      374,000



Net (Loss) Income
          $(1,642,000)   $1,159,000$(2,414,000)   $2,229,000

Net (loss) income attributable to common shareholders
          $(1,642,000)   $1,158,000$(2,414,000)   $2,208,000

Primary earnings per common share
                $(.32)         $.23      $(.48)         $.48

Fully diluted earnings per common share
                $(.32)         $.23      $(.48)         $.44


See notes to condensed financial statements.

4
<

                           CREATIVE TECHNOLOGIES CORP.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                   (Unaudited)

                   Common Stock         Additional
             Number of          Par     Paid-in
                Shares        Value     Capital      Deficit

Balance December 31, 1994
             4,967,000     $148,000  $6,141,000   $(424,000)

Exercise of options31,000     2,000       8,000

Sale of Stock  830,000       25,000     805,000

Net (loss)                                       (2,414,000)

Balance - September 30, 1995
             5,828,000     $175,000  $6,954,000 $(2,838,000)



See notes to condensed financial statements.

5

                           CREATIVE TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                           Nine Months Ended
                                               September 30,
                                              1995      1994
Net cash (used in) provided by operating activities
                                 ($5,822,000)       $205,000

Cash flows from investing activities:
Acquisition of fixed assets         (596,000)    (1,384,000)
Acquisition of intangibles           (55,000)       (39,000)

Net cash (used in) investing activities(651,000) (1,423,000)

Cash flows from financing activities:
Proceeds from credit facility       4,500,000             --
Proceeds from notes payable         2,730,000      1,816,000
Repayment of notes payable        (1,333,000)      (250,000)
Exercise of options                    10,000         42,000
Dividends paid                             --      (400,000)
Proceeds from sale of common stock    830,000             --

Net cash provided by financing activities6,737,000 1,208,000

Net increase (decrease) in cash       264,000       (10,000)

Cash at beginning of period           417,000         99,000

Cash at end of period                $681,000        $89,000



Supplemental disclosures of cash flow information

          Interest paid              $704,000       $325,000
          Taxes paid                  364,000        214,000

See notes to condensed financial statements.

                           CREATIVE TECHNOLOGIES CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994

Note B- Cash

     Included in cash at September 30, 1995 is a $650,000 certificate of deposit with a bank as collateral for the banks issuance of a $656,000 revolving letter of credit to enable the Company to purchase merchandise. The letter of credit expires December 31, 1995.

Note C - Inventories

     Inventories, which are stated at the lower of cost (first-in, first-out) or market are summarized as follows:

                                September 30, 1995

          Finished Goods                $2,836,000
          Work in Process and Parts      2,396,000

          Total                         $5,232,000

                           CREATIVE TECHNOLOGIES CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note D - Due to Shawmut Capital Corp.

     On April 19, 1995, the Company obtained a one year credit facility from Shawmut in the total amount of up to $15,000,000 consisting of a term loan of $1,000,000 and revolving credit facility of up to $15,000,000 less the outstanding amount of the term loan. The term loan was payable in twelve equal monthly installments and is guaranteed by a major stockholder who is an officer of the Company. The revolving credit facility is limited to advance rates against available Eligible Accounts and Eligible Inventory (as defined in the agreement).

     At September 30, 1995 total amounts owed under this credit facility were:
          Note payable                              $667,000
          Due to Shawmut Capital Corporation       4,500,000

                                                 $ 5,167,000

     The loan agreement requires the Company to maintain certain levels of profitability, working capital, tangible net worth, net cash flow and interest coverage ratio and places certain other restrictions on the Company. At September 30, 1995 the Company was in default of certain of these covenants. The Company and Shawmut entered into a Post Default Agreement effective November 1, 1995, in which Shawmut agreed to continue to extend financing to the Company and to forebear from accelerating the loan until December 31, 1995, to limit loans available under the credit facility to $5,500,000 and to slightly reduce the advance rates against Eligible Accounts. The Company is presently in discussion with various lending institutions seeking replacement financing.

Note E - Income Taxes

     The Company's net operating loss carry forwards for income tax reporting purposes aggregated approximately $902,000 as of December 31, 1994.

Note F - Other Matters

     Pursuant to a private placement, the Company sold 830,000 shares of common stock at $1 per share during September 1995.

Item 2.      Management's Discussion and Analysis of Financial
       Condition and Results of Operations

Liquidity and Capital Resources

The Company designs, manufactures and distributes small electric appliances that are used in the home kitchen. Currently, the Company's top selling items are a series of fresh pasta making machines and the Grill Express, a novel food griller.

In 1993, the Company obtained a short term loan in the amount of $1,000,000 from an entity one of whose director is a director of the Company. The loan currently bears interest at 18% per annum. The loan was renewed from time to time and is currently due September 30, 1996. During the third quarter of 1995 the Company repaid loans of $250,000, borrowed on a short term basis $250,000 from others at interest of 18% per annum, and borrowed $1,000,000 from Shawmut Capital Corporation ("Shawmut") (see below). At September 30, 1995, the Company had a total of $3,497,000 in notes payable outstanding of which $2,830,000 are guaranteed by two major shareholders one of whom is an officer of the Company. The loans were used for seasonal working capital and the Company expects to repay these loans out of working capital and profits, if any, derived from operations, from other borrowings, or from additional equity to be raised through a private placement.

For the nine month period ended September 30, 1995, net cash used by operating activities was $5,822,000, net cash of $651,000 was used in investing activities and net cash of $6,737,000 was provided by financing activities. As a result, for the nine month period ended September 30, 1995, cash increased by $264,000 to $681,000. The Company has a satisfactory relationship with its suppliers. The accounts receivable increased to $4,073,000 at September 30, 1995 from $1,370,000 at December 31, 1994, reflecting the change from a factoring arrangement in which the company factored its accounts receivables to a line of credit secured in part by the accounts receivables. The accounts payable and other liabilities decreased to $1,306,000 at September 30, 1995 from $3,430,000 at December 31,
1994.

     Until April 19, 1995, the Company sold substantially all of its trade receivables at various levels of recourse to Rosenthal & Rosenthal, Inc. (the "factor"). The factor preapproved the sales which the Company sold to the factor. The factor made advances to the Company and charged the Company 2% above prime. The factoring commissions payable at the time of purchase were one percent of the first $10,000,000 of the receivables sold to the factor, .875% of the next $10,000,000 and .75% on all sales of receivables over $20,000,000. The Company no longer factors its receivables.

On April 19, 1995, the Company obtained a one year credit facility from Shawmut in the total amount of up to $15,000,000 consisting of a term loan of $1,000,000 and revolving credit facility of up to $15,000,000 less the outstanding amount of the term loan. The term loan was payable in twelve equal monthly installments and is guaranteed by a major stockholder who is an officer of the Company. The revolving credit facility is limited to advance rates against available Eligible Accounts and Eligible Inventory (as defined in the agreement).

The Company pays interest on the Term Loan and on the outstanding revolving credit loans at the rate of 1.25% over the prime rate of the Shawmut Bank Connecticut, N.A. and pays certain additional fees.

The loan agreement requires the Company to maintain certain levels of profitability, working capital, tangible net worth, net cash flow and interest coverage ratio and places certain other restrictions on the Company. At September 30, 1995 the Company was in default of certain of these covenants. The Company and Shawmut entered into a Post Default Agreement effective November 1, 1995, in which Shawmut agreed to continue to extend financing to the Company and to forebear from accelerating the loan until December 31, 1995, to limit loans available under the credit facility to $5,500,000 and to slightly reduce the advance rates against Eligible Accounts. The Company is presently in discussion with various lending institutions seeking replacement financing.

Pursuant to a private placement the Company expects to raise
$2,000,000 in new capital by the sale of 2,000,000 shares of common stock at a $1 per share. During the months of September and October 1995 the Company sold 830,000 shares and 458,000 shares respectively. The Company may seek to raise additional equity, if necessary.

Results of Operations

The Company had net sales of $3,831,00 and $12,408,000 for the three and nine month periods ended September 30, 1995 as compared to net sales of $7,601,000 and $20,492,000 for the three and nine month periods ended September 30, 1994. The decrease in sales for the nine month comparative period is attributable to the retail softness in demand and the reduction in unit selling price caused by the large supply of competitive machines which were available on the market. Also contributing to the sales decrease was an inability to meet demand for sales of the Grill Express because of a shortage of merchandise caused by production delays by one of our major suppliers who has since been replaced. In addition, in the quarter ended September 30, 1995, the Company wrote off account receivables it had previously been carrying.

 The gross profit margins for the quarters ended September 30, 1995 and 1994 were 39.4% and 47.8% respectively. The decrease in gross profit margin is attributable to the write off of receivables and the aforementioned reduction in unit selling price in order to meet competition and to reduce inventory. The gross profit margins for the nine month periods ended September 30, 1995 and 1994 were 50.8% and 45.4% respectively. The increase in the gross profit margin is attributable to increased sales of the Grill Express directly to consumers by use of the infomercial. The benefit of the high margins is offset by the increased media purchases (advertising expense) associated with infomercial sales which are part of operating expenses. Profit margins on sales after cost of goods sold and media purchases for the quarters ended September 30, 1995 and September 30, 1994 were 1.2% and 38.7% respectively and for the nine month periods ended September 30, 1995 and September 30, 1994 were 18.4% and 32.7% respectively.

Selling, general and administrative expenses were $1,414,000 and $1,454,000 or 36.9% and 19.1% of net sales respectively in the three month periods ended September 30, 1995 and September 30, 1994. The selling, general and administrative expenses were $3,909,000 in the nine month period ended September 30, 1995 as compared to $ 3,752,000 for the nine month period ended September 30, 1994. During the quarter ended September 30, 1995, the Company wrote off all costs associated with the acquisition of the Shawmut credit facility.

  Advertising expenses were $1,465,000 and $696,000 respectively for the quarters ended September 30, 1995 and September 30 1994. Advertising expenses were $4,027,000 and $2,607,000 respectively for nine month periods ended September 30, 1995 and September 30, 1994. The increase of $769,000 for the comparative quarters and $1,420,000 for the comparative nine month periods were due to an increase in airings of a new Grill Express infomercial which was introduced during the first quarter of 1995 and the initial airings in the quarter ended September 30, l995 of the Wonder Cooker infomercial. Also contributing to the increased expenses in the quarter and nine month periods was the write off during the quarter ended September 30, 1995 of infomercial production costs for the Grill Express, Wonder Cooker, and Pasta Express.

Interest expense increased to $273,000 and $787,000 for the three and nine month periods ended September 30, 1995 as compared to $131,000 and $337,000 for the three and nine month periods ended September 30, 1994. The increase was due to increased borrowings and higher rates.

Due to the foregoing, the Company reported for the three month periods ended September 30, 1995 and 1994 a net loss of $1,642,000 and net income of $1,159,000 respectively. For the nine month periods ended September 30, 1995 and 1994 there was a net loss of $2,414,000 and net profit of $2,229,000 respectively.

PART II - OTHER INFORMATION




Item 6.      a.                                   Exhibits

             Exhibit 27. Financial Data Schedule

       b.    Reports on Form 8-K

             The Registrant did not file reports on Form
             8-K during the three months ended September 30, 1995.

CREATIVE TECHNOLOGIES CORP.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CREATIVE TECHNOLOGIES CORP.
                                   Registrant





Dated :  November 14, 1995         By:   S/Richard Helfman
                                         Richard Helfman, President













14