Form 10QSB/A
period 1995-09-30
CREATIVE TECHNOLOGIES CORP
filed 1996-01-04
CIK 785321

FORM 10-QSB/A

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For Quarter Ended:         September 30,1995

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

                         (718) 492- 8400
            (Registrant's telephone number, including area code)
 (Former name,  former address and  former  fiscalyear,  if  changed since last report)  Indicate  by check  mark whether the registrant
(1)  has  filed all reports required to be filed by Section 13  or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        YES  X                         NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.03                      5,827,854
(Title of each class)   (Outstanding at September 30, 1995)

                 CREATIVE TECHNOLOGIES CORP.

                            INDEX

   PART I - FINANCIAL INFORMATION                        PAGE

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations           1


   PART II - OTHER INFORMATION

         Signatures                                         2

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

   The  loan  agreement requires  the  Company  to
maintain certain levels of profitability,  working
capital,  tangible net worth, net  cash  flow  and
interest  coverage ratio and places certain  other
restrictions  on  the Company.  At  September  30,
1995  the  Company was in default  of  certain  of
these  covenants.  The Company and Shawmut entered
into  a  Post Default Agreement effective November 1,
1995,  in which Shawmut agreed to continue  to extend
financing to the Company and  to  forebear from
accelerating  the loans until  December  31, 1995,  to
limit loans available under the  credit facility to
$5,500,000 and to slightly reduce  the advance  rates
against  Eligible  Accounts.  The
Company  is  presently in discussion with  various
lending     institutions    seeking    replacement
financing.

   Pursuant to a private placement the Company expects to raise $2,000,000 in new capital by the sale of 2,000,000 shares of common stock at a $1 per share. During the month of September 1995 the Company sold 830,000 shares. The Company expects to raise additional equity.

CREATIVE TECHNOLOGIES CORP.
Signatures
Pursuant  to  the requirements of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CREATIVE TECHNOLOGIES CORP.
Registrant

Dated :  January 4, 1996      By:   S/Richard Helfman
                              Richard Helfman, President