Form 10KSB
period 1995-12-31
CREATIVE TECHNOLOGIES CORP
filed 1996-04-09
CIK 785321

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Fiscal Year Ended:
December 31, 1995 Commission File Number:  0-15754


CREATIVE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

NEW YORK                                11-2721083
(State or other jurisdiction of(IRS Employer Identification
Number)
incorporation of organization)

170 53rd Street, Brooklyn, New York         11232
(Address of principal executive offices)    (Zip Code)

(718) 492-8400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                     Name of each exchange
Title of each class            on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.03 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            YES  X                 NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for fiscal year ended December 31, 1995 was $14,142,030.

The aggregate market value of voting stock held by non affiliates of the Registrant is $5,730,238 as of March 28, 1996.

The number of shares outstanding of the registrant's Common
Stock as of March 28, 1996 is:

Class                         Outstanding at March 28, 1996
Common Stock, $.03 par value         7,834,183

PART I


ITEM 1.   BUSINESS

Creative Technologies Corp. (the "Company") is engaged in the design, manufacture, marketing and distribution of niche consumer products. The Company currently sells electric motor-driven pasta machines and a food griller. The Company is also the exclusive distributor of Brabantia International ("Brabantia") products in the United States. Brabantia, headquartered in the Netherlands, is a leading manufacturer of top of the line houseware products in Europe. Its products are sold in 68 countries throughout the world.

The Company manufactures and markets an electric motor-driven pasta machine throughout the United States and Canada under the name "Pasta Express" and "Takka Pasta and Dough Machine". This product mixes, kneads, extrudes and dries pasta and other dough. See "Pasta Machine."

The Company has developed, and is marketing, a novel griller, the "Grill Express," which grills meat, fish, vegetables and poultry in under two minutes while retaining the appearance and taste inherent to traditional grilling.
See "Grill Express."

Since January 1, 1996, the Company has been distributing, on an exclusive basis, a full line of Brabantia products in the United States. This line includes high quality bread boxes, step-on pails and waste paper baskets, ironing boards, 2 and 3 step stools and a complete line of kitchen tools and other household items. See "Brabantia Products".

Product Selection For Development

The Company, along with its manufacturer in China, is developing a household appliance that could produce frozen yogurt from a liquid yogurt mix by making certain modifications to an ice cream machine that the company manufactured and marketed in the past. There can be no assurances that this product will be successfully developed or marketed. The Company may also enter into distributorship agreements with other manufacturers if the Company believes such products would fit in with the Company's business objectives.

Pasta Machine

The Company is manufacturing and selling electric motor driven pasta machines which mix, knead, extrude and dry dough. The Company is currently selling four different models ranging in price at retail from $99.00 to $169.00. The component parts of the pasta machines have been manufactured to the Company's specifications by several different vendors such as injection molders and motor, sheet metal, screw and electrical component manufacturers and jobbers. A majority of the pasta machines sold by the Company in 1995 were assembled at its assembly plant in Brooklyn, New York. The Company expects to have the manufacturing of this product done in China and maintain a one month supply of finished goods in its inventory.

The Company's pasta machines have been sold throughout the United States and Canada in various department stores such as May Corp., Federated, Dillards, J.C. Penney, Sears and Boscovs; through certain mail order catalogues such as Chef's Catalog, Hanover Direct and Damark; catalog showrooms such as Best Products; and in certain mass merchandising stores and other outlets such as QVC, Lechmere, Home Express and Montgomery Ward. In order to promote the pasta machine, the Company uses co-op advertising, in-store demonstrations by live demonstrators and demo tapes on video monitors in the stores. The Company's marketing and sales activities are currently being done by its President in conjunction with a force of approximately 20 independent manufacturer representative organizations. In addition, the Company demonstrates the pasta machine at certain major houseware shows.

The Company fills orders as they are received and generally maintains an inventory of finished goods to meet projected orders. The models currently being sold by the Company are differentiated by the quantities of dies (to create as many as 24 different types of pastas), construction material, appearance, ability to "dry" the pasta and by varying the accessory kits.

During 1994 and 1995, approximately seven new companies entered into the electric pasta machine market, most producing lower priced machines. The effect of the new entries on the market was to saturate the market with less expensive machines, cause price erosion and hurt the "sell through" during and after the 1994 Christmas season. In addition, throughout 1995, many of these new entries abandoned the pasta machine market, causing a glut of pasta machines on the market as they closed out their inventory positions.

Grill Express

The Grill Express is designed to grill food very quickly by utilizing heat and pressure and cooking both sides of the item simultaneously. The Griller is capable of grilling chicken and steak in one to two minutes and vegetables and shrimp in under 30 seconds while retaining the appearance and taste inherent to traditional grilling. The Grill
Express has a removable top grill element which adjusts to the height of the food and a patented cooking process which utilizes heat and pressure in a liquid sealed environment, allowing foods to retain its natural juices and essentially its full size.

The Company has been marketing the Grill Express primarily with a 30 minute infomercial that it produced and has been airing on selected cable and TV channels since late 1993.
The Company spent approximately $3,278,000 on infomercial advertising of the Grill Express in 1995. Marketing of this product to retail stores is being accomplished in substantially the same manner as the Company markets the pasta machine and is generally selling in the same stores.

This product is being manufactured and completely assembled for the Company in China. The typical retail price for this product is $99.00 - $149.00. The Company is unaware of a similar product on the market that will cook food in as short a time as the Company's griller while still maintaining the grilled taste and appearance.

Brabantia Products

The Company and Brabantia, a Netherlands company, entered into a five-year distributorship Agreement effective January 1, 1996. The agreement provides that the Company will have the exclusive right to distribute Brabantia products in the United States. Brabantia manufactures high quality houseware products and sells its products in 68 countries throughout the world. Sales of Brabantia products worldwide in 1995 were in excess of $100,000,000. The parties have the right to reevaluate the relationship in December 1996 in the event either of the parties decide not to continue the relationship.

Brabantia's major product categories include bread boxes, storage canisters, step-on cans, ironing boards, mail boxes, kitchen tools and gadgets, step stools, waste paper baskets, cork screws and items used in food preparation. Brabantia's product lines are of high quality, with extensive diversification and suitable for rapid distribution through the Company's existing customer base. Brabantia develops and introduces new products every year and could produce private labels for special occasions.

The Company believes that Brabantia's product line has been
well received by the retail community.   Management believes
that Brabantia's product line is not-seasonal, non-cyclical, and appeals to a broader range of customers than the Company's other two products. Furthermore, the inclusion of these products will diversify the Company's product line so it will not be a two product Company. Historically, the return rate for Brabantia products is low. The Brabantia line of products will be distributed by the Company through its manufacturer representative organizations.

Product Warranty

The Company provides a limited six-month to one-year warranty on parts and labor on its products. The Company replaces, free of charge, any machines returned to it which are covered by the warranty. Products which are defective are either returned for credit or repaired in-house.
Products which have been returned used but undamaged are repackaged and sold through remarketers, while unopened products are put back into inventory. The Company has a toll free number with customer service representatives.

Brabantia products sold by the Company contain between a two and ten-year limited warranty provided by Brabantia. Any product returned to the Company as defective is returned to Brabantia for credit.

Lack of Proprietary Rights

The Pasta Machine is covered by a basic utility patent and a design patent. In July 1993, the Company, by letter to Popeil Pasta Products Inc. ("Popeil"), charged them with infringement of the Company's pasta machine patent. Popeil obtained a declaratory judgement that its pasta machine does not infringe the Company's patent. Popeil commenced an action in Superior Court of the State of California for malicious prosecution and intentional interference with economic relationships, against the Company, a director and the attorneys that represented the Company in connection with this patent suit. The Company has denied the allegations and believes it has valid defenses. The Company also believes that it is covered by insurance and the Company is being represented by attorneys for the insurance company.

In June 1995, Popeil filed a suit against the Company claiming that the Company's Model X-500 infringes Popeil's patent. The Company is asking the court for a declaratory judgement that the Company's pasta machine Model X-500 does not infringe on Popeils Patents. The Company cannot predict the outcome of this action. The Company, however, is currently not selling the X-500 in the United States.

The Company also received a utility and design patent for the Grill Express. The Company intends to file patent applications where it believes meaningful patent protection can be obtained for each of the products prior to commercializing such products. There can be no assurance that the current patents will provide the Company with significant protection from infringement or that any other patent will be granted or that any invention will be developed into commercially viable products or that other entities will not assert claims against the Company with respect to any products developed which may be covered by any such patent. The manufacture and marketing of any products may involve the use of patented processes or proprietary information, the rights to which are held by others. The Company may be adversely affected by the costs and delays resulting from any litigation which may be required to enforce any patents or licenses or otherwise to protect non patentable inventions, and there is no assurance that the Company would be successful in such litigation.

Product Liability

The Company has product liability insurance of up to $1 million per incident. In July 1994, the Consumer Product Safety Commission (the "CPSC") requested that the Company provide it with information to allow the CPSC to determine whether any defect is present in the Company's pasta machine. The request from the CPSC was precipitated by a consumer claiming that she severed the tip of her finger while operating the Company's pasta machine. The CPSC has made a preliminary determination that the Pasta Express represents a "substantial product hazard" as that term is defined in the Consumer Product Safety Act. The Company has disputed this preliminary determination. The Company is currently involved in negotiations with the CPSC to try to resolve this matter in an amicable manner.

The Company has received notice that several other consumers claim to have suffered finger injuries while using the pasta machine. These claims are covered by the Company's product liability insurance carrier. The Company redesigned the lid of the pasta machine in August, 1992. The Company believes that this modification should minimize the possibility of such injury.

In August 1995, the Company notified the CPSC that it recently became aware that the heating element in some of its griller units shipped during an identified time period had become loose, caused the bottom of the unit to melt, and on a few occasions, caused damage to the customer's countertop. The CPSC accepted the Company's voluntary plan to offer to repair or to replace such units at no cost to the customer. The plan has now been completed with approximately 3,000 units having been returned and repaired or replaced.

Competition

The Company's products have applications in the consumer field which includes many major companies and research centers developing, manufacturing and marketing products that are similar to the Company's products, some of which companies may dominate their particular market. The Company believes that its various products have features not available on competitors' products. The Company believes that there were approximately 10 different companies producing and marketing electric pasta machines in the U.S. in 1995. Some of these companies are no longer producing pasta machines.

Competition for the Grill Express comes from grills manufactured by approximately four other companies and such competitor's grills generally sell at lower price points. The Company believes that such competitive grills cannot replicate the results produced by the Grill Express in terms of taste, convenience or cleanup. These companies, however, are major companies with substantially greater financial resources than the Company.

Brabantia's products also compete with numerous companies selling similar products. The Company believes that Brabantia's products are of higher quality and have a higher price point than most competitors.

Employees

The Company has an administrative staff, including customer services, of approximately 20-25 people and currently employs approximately 15 hourly workers, who are engaged in shipping and repairing the Company's products in Brooklyn, New York. The Company laid off a substantial number of assembly workers at its Brooklyn plant at the end of 1995.
Future assembly of the pasta machines is expected to take place in China. The Company entered into an agreement with United Production Workers Union, Local 17-18 under which agreement the hourly employees of the Company receive certain health benefits and cost of living increases. This agreement has been extended until March 19, 1999.

ITEM 2.   PROPERTIES

The Company's executive offices and factory consist of approximately 120,000 square feet located at 170 53rd Street, Brooklyn, New York 11232. The Company entered into a lease with Ace Surgical Supply Co. Inc. ("Ace") for 10 years which commenced on January 1, 1992. Annual rent is a minimum of $467,000 for the first three years and thereafter annual rents will be subject to agreement between the parties based on the then current economic conditions, including rents for comparable space in the local area. The Company is also subject to additional payments for real estate tax and other assessments. Rent expense, inclusive of real estate taxes and assessments, for 1995 was $600,000. See "Certain Relationships and Related Transactions." The Company believes that its executive offices and assembly space are sufficient for its current needs.

ITEM 3.   LEGAL PROCEEDINGS

In November 1995, the Company filed a lawsuit in the Eastern District of New York against Panint Electric Ltd. and its principal John Kwok, seeking damages of $1,700,000 for breach of contract and breach of warranty with respect to Panint's manufacturing of the Grill Express and Pasta Express. In January 1996, Panint denied the allegations in the complaint and counterclaimed for $1,400,000 predicated primarily upon allegations that the Company wrongfully canceled pending purchase orders. The Company believes that due to Panint's breaches, the Company was within its rights to cancel the orders.

Management knows of no other material legal proceeding pending, threatened or contemplated which the Company is or may be a party to or which any of its property is subject.
See "Lack of Propriety Rights" and "Product Liability".

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

There was a special meeting of the Shareholders of the Company on January 26, 1996 to ratify and approve the issuance by the Company of up to 4,000,000 shares of Common
Stock in a private placement which would result in the issuance of more than 20% of the Company's Common Stock for less than the market value of the stock. 3,164,655 shares were voted in favor of the proposal, 54,541 shares against and 18,732 abstained.

PART II.

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market on the National Market System of the National Association of Securities Dealers Automatic Quotation System ("NASDAQ"). The following table sets forth the range of high and low bid prices of the Company's Common Stock as quoted by NASDAQ. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                     Fiscal Year Ended  Fiscal Year Ended
                     December 31, 1995  December 31, 1994
                     High Bid  Low Bid  High Bid  Low Bid

COMMON STOCK (CRTV)
First Quarter          5      4 3/3    71/4  5 1/2
Second Quarter         4 5/8  2 1/4    5 7/8 3 3/4
Third Quarter          3 3/16 2 1/2    6 5/8 4
Fourth Quarter          3 5/16         1 1/8 6 1/2     4 1/2
____________________________

The closing bid price of the Common Stock on March 28, 1996 was 7/8.

At March 28, 1996, there were in excess of 1,000
Shareholders. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The
Company has not paid any cash dividends on its Common Stock and, for the immediate future, intends to retain earnings, if any, to finance the development and expansion of its business.

ITEM 6.   MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

For the year ended December 31, 1995 ("fiscal 1995"), cash used in operating activities was $7,651,000. Cash of $161,000 was used in investing activities and cash of $8,166,000 was provided by financing activities. As a result, at December 31, 1995, cash increased by $354,000 to $717,000 compared to $417,000 at December 31, 1994. The
Company had a negative working capital of $1,356,000 at December 31, 1995.

 Accounts payable and other liabilities decreased from $3,429,000 at December 31, 1994 to $1,664,000 at December
31, 1995 due to a decline in purchases.

Until April 1995, the Company sold substantially all of its trade receivables at various levels of recourse to Rosenthal & Rosenthal (the "factor"). On April 19, 1995, the Company ceased the factoring arrangement with Rosenthal & Rosenthal and instead obtained a one year credit facility from Shawmut Capital Corporation ("Shawmut") in the total amount of $15,000,000, consisting of a one year term loan of $1,000,000 and a revolving credit facility for the remainder. The term loan was payable in twelve equal installments and was personally guaranteed by David Guttmann, the Chief Executive Officer. Loans on the revolving credit facility were available in amounts equal to 70% of the Eligible Accounts Receivables plus the lesser of $7,500,000 or the sum of the Eligible Inventory. The Company paid a closing fee of $100,000 to Shawmut and $120,000 to a finder. In February 1996, the Company and Shawmut agreed to discontinue the banking relationship. The Company repaid Shawmut $1,500,000 and executed a non-interest bearing two year note to Shawmut in the amount of $200,000. In addition, David Guttmann assumed the payment of the remainder of the term loan in the total amount of approximately $333,333, payable in $5,000 per month installments. In order to repay Shawmut the workout amount, the Company obtained short term loans of approximately $1,000,000 from several individuals. The loans contain interest at approximately 2% per month plus expenses.
The Company derived a pre-tax profit on the workout of approximately $1,550,000. The Company is seeking to obtain a new line of credit in order to repay the short term loans and for working capital. The Company will issue 333,333 shares to the designees of David Guttmann in consideration for their assumption of the term note in the amount of $333,333. The Company also borrowed, subsequent to December 31, 1995, approximately $543,000 on a short-term basis, with interest at 18% per annum.

At December 31, 1995, the Company had notes payable due September 30, 1996 in the amount of $1,000,000 payable to an entity whose principal is a director of the Company. The loan bears interest at a rate of 18% per annum. At December 31, 1995, the Company also had $1,980,000 of notes outstanding to various individuals and shareholders of the
Company.   These additional loans bear interest at 18% per
annum and are due on September 30, 1996. These loans, amounting to $2,980,000, were guaranteed by David Guttmann, the CEO and a principal stockholder of the Company, and Barry Septimus, the husband of a principal stockholder of the Company.

In the third quarter of 1995, the Company raised $830,000 through the sale of 830,000 shares in a private placement. The Board of Directors authorized the raising of an additional $4,000,000 in a private placement subject to obtaining the approval of the shareholders in accordance with the NASDAQ listing requirements. At a Shareholders' meeting held on January 26, 1996 the private placement was approved and 1,623,000 shares of Common Stock were issued at $1.00 per share, effective December 31, 1995.

The Company expects to fund its operations over the next twelve months by obtaining bank lines of credit, if available, borrowing money privately and cash flows from operations. The Company is also continuing the private placement described above. In addition, designees of David
Guttmann and Barry Septimus have agreed to lend the Company on a short-term basis an aggregate of $800,000 at 10% interest per anum. See "Certain Transactions."

At December 31, 1995, the Company had outstanding approximately $656,000 in commercial letters of credit covering the production and importation of the Grill
Express.

In order to reduce future losses, the Company has reduced
expenses by cutting its administrative staff, closing its
assembly plant in Brooklyn, New York and moving the
manufacture of the pasta machine to China, cutting back or
eliminating the use of outside consulting services and
otherwise reducing overhead.  In addition, certain key
employees have taken voluntary pay cuts.   The Company has
also identified and is currently using a more reliable factory for manufacturing the Grill Express. This factory will also be producing the Pasta Machine.

The Company signed a distribution Agreement with Brabantia, effective January 1, 1996, pursuant to which the Company will distribute Brabantia products, on an exclusive basis, in the United States. The Company believes that this will be very beneficial to the Company since the Brabantia products are of high quality, extensive and well diversified, competitively priced and have selling features that differentiate them from the competition. The Company will be purchasing these products on open account and hopes to benefit from a fast turnaround. The Company believes that sales of these products will not be seasonal or cyclical. In addition, becoming a distributor for a company with worldwide sales in excess of 100 million dollars per year and with a line of houseware products filling a 110-page catalog, will allow the Company to no longer be perceived as a two-product company.

Results of Operations

The Company had net sales of approximately $30,066,000 in the fiscal year ended December 31, 1994 ("fiscal 1994") compared to net sales of approximately $14,142,000 in fiscal year ended December 31, 1995 ("fiscal 1995"). The decrease in sales was primarily the result of less unit sales of the pasta machines, high returns relative to sales, a glut of pasta machines on the market causing lower price points, very soft retail demand and sales the Company was forced to make at lower prices to reduce inventory in order to raise cash. In addition, the Company was unable to fill orders of the Grill Express due to the closing of one factory that produced this product and late delivery and quality problems at another factory which resulted in lost sales and higher returns.

Gross profit margins for the fiscal years ended December 31, 1995 and 1994 were 23% and 43.2% respectively. The decrease in gross profit margins is attributable to the merchandise returns and the aforementioned reduction in unit selling price of the pasta machines. Also contributing to the gross profit margin decrease, were higher costs associated with the production of pasta machines at its Brooklyn, New York, facility because of the delays experienced in having them produced in China.

Selling, general and administrative expenses for fiscal 1995 were $9,452,000, an increase of $976,000 over fiscal 1994's expense of $8,476,000. The increase is attributable to advertising expenses which amounted to $4,753,000 and $3,307,000, respectively, for fiscal 1995 and 1994. The increase of $1,446,000 in advertising expenses is attributable to an increase in airings of a new Grill Express infomercial which was introduced during early 1995 and the initial airings of the Wonder Cooker infomercial in the second half of 1995. Also contributing to the increased expense was the write offs during the second half of 1995 of infomercial production costs for the Grill Express, Wonder Cooker and Pasta Express.

Interest expense and financing costs in fiscal 1995 increased $689,000 over fiscal 1994 to $1,298,000 due to increased borrowings and the finance costs incurred in obtaining financing from Shawmut, which were written off during the second half of fiscal 1995. The additional borrowings were necessary to fund operations.

Ending inventory at December 31, 1995 was $3,296,000 compared to $5,471,000 at December 31, 1994. The inventory turnover ratio was 2.5 in 1995 compared to 4.3 in 1994. The decrease in inventory and decrease in the inventory turnover ratio was due to lower sales and purchases in fiscal 1995.

Due to the foregoing, in fiscal 1995, the Company had a net loss of approximately $7,251,000 compared to a net income in fiscal 1994 of approximately $3,513,000.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Pages F-1 through F-15


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable

PART III.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          The officers and directors of the Company are as follows:

        Name        Age  Title

     Benjamin Sporn 57   Chairman of the Board

     David Refson        50   Vice Chairman and Director

David Guttmann 49   Director and Chief Executive Officer

Richard Helfman     49   Director and President

     David Selengut      40   Secretary

Benjamin Sporn has been a Director of the Company since January 1985 and Chairman of the Board since March 1990.
Mr. Sporn has been an attorney in private practice since January 1990. From 1964 until December 1989, Mr. Sporn was an attorney with AT&T and retired as General Attorney for Intellectual Property matters. Mr. Sporn is Chairman of the Board of Micel Corp.

David Refson has been Vice Chairman and a Director of the Company since January 1985. Mr. Refson is the President and principal stockholder of Newmarket Co. Limited of Liberia ("Newmarket"), which invests in various entities. Mr. Refson has been a private investor for more than the past five years and in his capacity as President of Newmarket, acts as a consultant to a number of foreign companies.


David Guttmann has been a director and Chief Executive Officer of the Company since May 1994. From June 1983 until May 1994, Mr. Guttmann was Chief Executive Officer of Applied Microbiology Inc., and has been its chairman since June 1983. Mr. Guttmann also serves as Chairman of Ace Surgical Supply Co., Inc., a supplier of disposable surgical materials to the health care field.


Richard Helfman has been a Director of the Company since
April 1990 and President since March 1990. He devotes all his business time to the affairs of the Company. From May
1987 to June 1989, Mr. Helfman was a commercial lending officer at The First New York Bank for Business, and from
1979 until May 1987, was a commercial lending officer at Extebank.


David Selengut was elected Secretary of the Company in September 1987. Mr. Selengut has been a partner at the law firm of Singer, Bienenstock, Zamansky, Ogele & Selengut,
LLP. since May 1995. That firm has acted as counsel to the Company with respect to certain matters. From May 1988 until April 1995, he was an Associate in the law firm of Neiman Ginsburg & Mairanz P.C., New York, New York.

Each of the Company's Directors has been elected to serve until the next annual meeting of the stockholders. The
Company's executive officers are appointed annually by the Company's Directors. Each of the Company's Directors and
Officers continues to serve until his successor has been elected and qualified. Pursuant to a management agreement with Ace, Ace has the right to appoint two members of the Board of Directors. Ace has never exercised this right.
The Company has an audit committee consisting of Benjamin
Sporn and David Refson.

To the Company's knowledge, there were no delinquent 16(a) filers for transactions in the Company's securities during the year ended December 31, 1995.

ITEM 10.  EXECUTIVE COMPENSATION

The compensation paid to the Company's Chief Executive
Officer and to each of the other executive officers whose total compensation exceeded $100,000 during each of the preceding three fiscal years are as follows:

1995 SUMMARY COMPENSATION TABLE

                           Annual                 Long-Term
                        Compensation
                                     Compensation Other
                                     Annual   Awards
Name and PrincipalYear     Salary    Compensation  Options
Position                    ($)          ($)         (#)

David Guttmann,   1995  $128,218(1)                 50,000
Chief Executive
 Officer     1994      $88,269(1)                   -0-

Richard Helfman,  1995    $187,692       -0-      50,000(4)
President         1994    $234,576
                  1993    $175,000    $30,000(3)     -0-

Benjamin Sporn,   1995      -0-          -0-      50,000(4)
Director

Alan Miller,      1995    $77,308
Chief Financial Officer     1994      $94,606(2)   30,000

(1)  Represents compensation since May, 1994.  David
Guttmann was being compensated at the rate of $150,000 per annum. Mr. Guttmann voluntarily reduced his salary to $50,000 per annum during the latter part of 1995.

(2)  Represents compensation and consulting fees in 1994.
Mr. Miller was compensated at the rate of $120,000 per annum. Mr.
Miller is no longer employed by the Company.

(3)  Compensation received under the profit sharing plan.

(4)  Represents options previously granted with the exercise price lowered to $1.82 per share on November 9, 1995 and
$1.00 per share on February 28,        1996.

OPTION GRANTS IN 1995

                                 Percent of Total
                       Options   Options Granted to        Exercise  Expiration
 Name                  Granted   Employees in Fiscal Year   Price      Date
  (a)                   (b)           1995                    $

David Guttmann,
Chairman of the Board 50,000(1)       17%              1.82     May 26, 2004
Richard Helfman       50,000(2)       17%              1.82     May 25, 2004
Benjamin Sporn        50,000(2)       17%              1.82     June 10,2003

(1)The exercise price was reduced to $1.00 per share on February 28, 1996.

(2)Represents options previously granted with the exercise
price lowered to $1.82 per share on November 9, 1995 and
$1.00 per share on February 28,        1996.


AGGREGATED OPTION EXERCISES IN 1995 AND FOR YEAR-END OPTION
VALUES
                                        Number of   Value of
                                       Unexercised Unexercised
                                         Options  in-the-Money
                                        at Fiscal   Options
                                         Year-End  at Fiscal
                                           (#)    Year-End
                                           ($)
                 Shares      Value
              Acquired on   Realized Exercisable/  Exercisable/
  Name        Exercise (#)    ($)    Unexercisable Unexercisable
  (a)             (b)         (c)          (d)        (e)

David Guttmann    -0-         -0-        50,000/0     -0-
Benjamin Sporn    -0-         -0-        50,000/0     -0-
Richard Helfman  31,333       -0-     25,000/25,000   -0-

The Company maintained a Qualified Retirement Plan and Trust for qualified employees effective as of January 1, 1993.
Under the plan, a profit sharing plan, the Company's
contributions are discretionary.   The Company did not make
contributions for the Plan Year        1995.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
     The following table sets forth, as of March 28, 1996, certain information as to the stock ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, by each director of the Company who owns any shares of the Company's Common Stock and by all officers and directors as a group:

Percentage of

Class
Name of Beneficial       Number of Shares of
As of
Owner                    Common Stock Owned (1)
March 28, 1996

Bonnie Septimus (2)           509,133                  6.5%

David Guttmann  (3)           737,332                  9.4%

Benjamin Sporn  (4)           95,541                   1.2%

Richard Helfman (5)           93,333                   1.2%

All officers and
  directors as a
  group (5 persons)(6)       926,206                 11.6%

(1) Except as otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the persons named.

(2) A portion of the Common Stock is owned by Mrs. Septimus as nominee for certain members of her family.

(3) A portion of the Common Stock is currently being held by Mr. Guttmann as nominee for certain members of his immediate family. Includes 50,000 shares issuable upon exercise of stock options.

(4) Includes 50,000 shares underlying immediately exercisable installments of options.

(5) Includes 25,000 shares underlying immediately exercisable options.

(6)  Includes the shares described in footnotes (3)(4) and
(5) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Barry Septimus and David Guttmann, the shareholders of Ace Surgical Supply Co., Inc., personally guaranteed certain indebtedness of the Company in the amount of $1,980,000. In addition, David Guttmann guaranteed the term loan of $1,000,000 issued to Shawmut and upon the workout with Shawmut in March 1996, David Guttmann agreed to repay the remainder of the term loan in the amount of $333,333. The Company agreed to issue a total of 333,333 Shares of Common Stock to his designees in consideration of the assumption of this debt.

In March 1993, the Company borrowed $600,000 from an affiliated entity of David Refson, director of the Company.
In January, 1995, the Company borrowed an additional
$400,000 from that entity. Interest on these loans are 18% per annum and are due September 30, 1996. This loan is also guaranteed by David Guttmann and Barry Septimus.

David Guttmann purchased for himself and as nominee for members of his family, 10,000 shares of Common Stock at $1.00 per share, in the Company's Private Placement in addition to the 166,666 shares received in connection with the assumption of the Shawmut debt. In addition, the designees of David Guttmann and Barry Septimus have agreed to lend the Company up to the aggregate of $800,000 repayable, with interest at 10% per annum, in three months.
They also have the right to convert the loan into shares of Common Stock offered in the private placement at $1.25 per share.

In June 1991, the Company moved its executive offices and in December 1991 its assembly line into a building at 170 53rd Street, Brooklyn, New York, which the Company leases from Ace, an entity owned by Barry Septimus and David Guttmann. The Company executed a 10-year lease with Ace which provides for minimum annual rent of $467,000 for the first three years and thereafter annual rents will be negotiated between the parties based on the then-current economic conditions including rents for comparable space in the local area in each year thereafter. The Company is also responsible for its share of real estate tax assessment. The Company believes that the rent is not higher than would be paid to a non-affiliated company.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
REPORTS ON FORM 8-K

3. (A) Certificate of Incorporation filed with the Department of State of the State of New York on January 2,
1985 -- Incorporated by reference to the Registrant's
Registration Statement on Form S-1 (File No. 33-2100),
Exhibit 3.1.

     (B) Certificate of Amendment to the Certificate of Incorporation, filed with the Department of State of the State of New York on November 29, 1985 -- Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-2100), Exhibit 3.2.

     (C) By-Laws of Registrant -- Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File
No. 33-2100), Exhibit 3.3.

10. (F) 1985 Stock Option Plan -- Incorporated by reference to the Registrant's Registration Statement on Form
S-1 (File No. 33-2100), Exhibit 10.6.

     (I) 1993 Stock Option Plan - Incorporated by reference to the Registration Statement on Form S-8 filed December 2,
1993.

     (J)  Management Agreement between the Company and Ace
Surgical Supply Co., Inc. - Incorporated by reference to the
Form 10-Q for quarter ended September 30, 1989.

     (K)  Lease Agreement between the Company and Ace
Surgical Supply Co., Inc. - Incorporated by reference to the form 10-K for year ended December 31, 1991.

     (L)  Recognition Agreement between the Company and
United Production Workers Union, Local 17-18 - Incorporated by reference to form 10-K for year ended December 31, 1991.

     (M)  Amendment No. 1 to the Management Agreement with

Ace Surgical Supply Co., Inc. -Incorporated by reference to

Post Effective Amendment No. 2 to the registration statement on Form S-1 (File No. 33-2100).

     (N)  Termination Agreement of the Infomercial Agreement

with Direct Marketing Enterprises. Incorporated by reference to Form 10-KSB for year ended December 31, 1993.

     (O)  Factor Agreement with Rosenthal & Rosenthal .

Incorporated by reference to Form 10-KSB for year ended

December 31, 1994.

     (P)  Final Agreement with Shawmut.

     (Q)  Brabantia Agreement.

REPORTS ON FORM 8-K

          None.

CREATIVE TECHNOLOGIES CORP.
INDEX TO FINANCIAL STATEMENTS
FILED WITH THE ANNUAL REPORT OF THE
COMPANY ON FORM 10-KSB
DECEMBER 31, 1995
INCLUDED IN PART II:

   REPORT OF INDEPENDENT AUDITORS BALANCE SHEET AS AT

   DECEMBER 31, 1995

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS

ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994 STATEMENTS OF

OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND

DECEMBER 31, 1994

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

   1995 AND DECEMBER 31, 1994

   NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Creative Technologies Corp.
Brooklyn, New York

We have audited the accompanying balance sheet of Creative
Technologies Corp. as at December 31, 1995 and the related statements of changes in stockholders' equity, operations and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Creative Technologies Corp. as at December 31,
1995 and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



New York, New York
March 19, 1996


CREATIVE TECHNOLOGIES CORP.
BALANCE SHEET
AS AT DECEMBER 31, 1995


                                                   Pro Forma
              A S S E T S                       (Note A[1])
                Note B)                          (Unaudited)

Current assets:
  Cash. . . . . . . . . . . . . . . . . . .$   771,000 $   771,000
  Accounts receivable - net of allowance
  for doubtful accounts of $450,000 . . .      2,907,000 2,907,000
  Inventories (Notes A[4] and C). . . . . .    3,296,000 3,296,000
  Prepaid expenses and other current assets      738,000   738,000
  Deferred tax benefit (Note I) . . . . . .      400,000  - 0
        Total current assets . . . . . . .     8,112,000 7,712,000

        Fixed assets - at cost (less accumulated
        depreciation and amortization of
$1,423,000) (Notes A[2] and D). . . . .      .2,191,000  2,191,000
        Intangible and other assets (Note A[3]) 196,000    196,000
 Deferred tax benefit (Note I). . . . . . .      45,000     45,000

        T O T A L. . . . . . . . . . . . .$10,544,000  $10,144,000


LI A B I L I T I E S
Current liabilities:
Loan payable - bank (Note A[1]) . . . . .$ 4,824,000 $   200,000
  Loan balance satisfied prior to
  settlement (Note A[1]). . . . . . . . .              1,241,000
  Notes payable (Note H[1]) . . . . . . . .2,980,000   4,480,000
Accounts payable and accrued expenses .   .1,664,000   1,664,000
       Total current liabilities. . . .   .9,468,000   7,585,000

Commitments and contingencies
(Notes B, G and K)


STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 (Note
   E). . . . . . . . . . . .
Common stock - $.03 par value; authorized 20,000,000 shares;
  issued and outstanding
7,501,000 shares (Note F) . . . . . . .     224,000    234,000
Additional paid-in capital . . . . . . . .8,577,000  8,900,000
Deficit. . . . . . . . . . . . . . . . ..(7,675,000)(6,525,000)
Subscription receivable. . . . . . . . . . .(50,000)   (50,000)
      Total stockholders' equity . . .    1,076,000  2,559,000

        T O T A L. . . . . . . . . . .$10,544,000  $10,144,000

      The accompanying notes to financial statements are an integral part hereof.


      CREATIVE TECHNOLOGIES CORP.
      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      (Note A[1])

      Preferred Stock    Common Stock   Additional   Stock
      Number of         Number of   Par   Paid-In     Subscription
      Shares Value      Shares Value      Capital   Receivable   Deficit   Total
Balance - January 1, 1994
1,598  $1,598,000 3,585,000 $107,000 $4,532,000          $(3,937,000)$ 2,300,000
Exercise of options
                    102,000    3,000     69,000                           72,000

Dividends paid and accrued
   on preferred stock                  (140,000)                       (140,000)

Conversion of preferred
   stock and accumulated
   dividends for common
stock (Note E). . . . .
(1,598)(1,598,000) 1,280,000  38,000  1,680,000                          120,000

Net income for the year
ended December 31, 1994 .
                                                            3,513,000  3,513,000

Balance - December 31, 1994
 - 0 -  - 0 -     4,967,000  148,000  6,141,000              (424,000) 5,865,000

Exercise of options . . . . . . . . . . . . . . .
                    31,000    1,000      8,000                             9,000
Issuance of common stock in connection with
   private placement (Note F) . . . . . . . . . .
                 2,503,000   75,000  2,428,000  $(50,000)              2,453,000

Net (loss) for the year ended December 31, 1995
                                                         (7,251,000) (7,251,000)

Balance - December 31, 1995
 - 0 -  - 0 -   7,501,000  224,000   8,577,000  (50,000) (7,675,000)   1,076,000

Pro forma adjustments Note A[1]:

   Debt reduction, net of taxes . . . . . . . . .
                                                          1,150,000    1,150,000

   Common stock issued in connection
   with bank settlement (Note A[1])
                 333,000    10,000     323,000                           333,000

PRO FORMA BALANCE (UNAUDITED)
- - DECEMBER 31, 1995.
- - 0 -  $ - 0 - 7,834,000  $234,000  $8,900,000 $(50,000) $(6,525,000) $2,559,000

The accompanying notes to financial statements are an integral part hereof.

CREATIVE TECHNOLOGIES CORP.
STATEMENTS OF OPERATIONS
                                 Year Ended December 31,
                                       1995         1994
Net sales.. . . . . . . . . . . . . .$14,142,000 $30,066,000
Cost of sales. . . . . . . . . . . . .10,885,000  17,082,000
Gross profit . . . . . . . . . . . . . 3,257,000  12,984,000
Operating expenses:
Selling, general and administrative
     expenses. . . . . . . . . . . .  .9,452,000   8,476,000
 Interest expense and financing costs. . .
                                       1,298,000     609,000
                                      10,750,000   9,085,000
Net (loss) income before (benefit)
    provision for income taxes. . .   (7,493,000)  3,899,000
(Benefit) provision for income taxes

(Note I):
   Current . . . . . . . . . . . . . . . .(242,000) 431,000
   Deferred. . . . . . . . . . . . . . . .          (45,000)
                                          (242,000) 386,000

NET (LOSS) INCOME.. . . . . . . . ..$(7,251,000)$ 3,513,000
Net (loss) income attributable to common

stockholders. . . . . . . .  . . . .$(7,251,000)$ 3,478,000

Primary (loss) earnings per common share $(1.33)     $.74
Fully diluted earnings per common share              $.70

The accompanying notes to financial statements are an integral part hereof.

CREATIVE TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
                                  Year Ended December 31,
                                      1995           1994
Cash flows from operating activities:
 Net (loss) income. . . . . . . . ..$(7,251,000)  $ 3,513,000
  Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
  Depreciation and amortization. . . . .600,000       480,000
 Loss on write-down of fixed asset. . . 194,000
  Changes in operating assets and liabilities:
(Increase) in accounts receivable, prepaid
           expenses and other assets.(1,603,000)   (1,458,000)
       Decrease (increase) in
      inventories                     2,175,000    (3,076,000)
       (Increase) in deferred tax asset . . . .       (45,000)
       (Decrease) increase in
       accounts payable and other
       liabilities. .                (1,766,000)    1,402,000

          Net cash (used in) provided by operating
           activities . . . . . . . .(7,651,000)      816,000

Cash flows from investing activities:
 Acquisition of fixed assets. .. . .   (108,000)   (1,646,000)
 Acquisition of intangibles  . . . . . .(53,000)      (24,000)

         Net cash (used in)
         investing activities. . . . . (161,000)   (1,670,000)
Cash flows from financing activities:

Net proceeds from loan payable - bank 4,824,000
 Proceeds from notes payable. . . . . 2,280,000     1,950,000
 Repayments of notes payable. . . . .(1,400,000)     (450,000)
Dividends paid . . .                                 (400,000)
Proceeds from exercise of options. . . . .9,000        72,000
Proceeds from sale of common stock . .2,453,000

Net cash provided by
 financing activities. . . .          8,166,000     1,172,000

NET INCREASE IN CASH.. . . . . . . . . .354,000       318,000

Cash - January 1. . . . .               417,000        99,000

CASH - DECEMBER 31. . . . . . . . . . .$771,000   $   417,000
Supplemental disclosures of cash flow information:

Interest paid. . . . . . . . . . . .$ 1,265,000   $   611,000

Taxes paid . . . . . . . . . . . . . . .364,000       243,000

The accompanying notes to financial statements are an integral part hereof.

CREATIVE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company, Pro Forma Information and its
Significant
         Accounting Policies:

The Company is engaged in developing, manufacturing, importing and marketing small household products, principally to department and discount stores, catalogue and other retailers as well as directly to consumers through television infomercials.

During 1995 the Company experienced a net loss of $7,251,000, and has a negative working capital of $1,356,000. Therefore, the Company was in default of certain provisions of its agreement with its lender bank.
As a result, the Company entered into a settlement agreement with the bank (see Note A[1]).

The Company has reduced expenses by cutting its administrative staff, closing its assembly plant in Brooklyn, and moving the manufacturing of its products overseas. In addition, the Company signed an exclusive distribution agreement with a company, located in the Netherlands, that manufactures and distributes high quality houseware products worldwide.

A stockholder and a spouse of a stockholder have agreed to loan the Company $800,000 subsequent to December 31, 1995.
The terms are currently being negotiated. Further, the Company borrowed funds (see A[1] below) to settle the bank loan. A stockholder has indicated to the Company that he will provide additional funds if needed. It is the intention of management to obtain a line of credit, borrow additional money privately, or obtain equity financing through private placements (see Note F[2]).

[1]  Pro Forma Information:

In April of 1995 the Company obtained a line of credit and a term loan from a bank for $14,000,000 and $1,000,000, respectively. Interest was being charged on both of these loans at a rate of 1 1/4% above prime and was collateralized by substantially all of the assets of the Company and the term loan was personally guaranteed by a stockholder. At December 31, 1995 the Company was in default of certain terms of the agreement.

CREATIVE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company, Pro Forma Information and its
Significant
         Accounting Policies:  (continued)

[1]  Pro Forma Information:  (continued)

In March of 1996, the Company entered into an agreement with the bank to pay off indebtedness and release both the Company and the bank from any future obligations. The Company borrowed additional funds (see Note H) to pay off the indebtedness. The resulting settlement is summarized as follows:

Balance of indebtedness December 31, 1995. .. . .$4,824,000
Paid by the Company (see Note H[1]). . . . . . . .1,500,000
   Note payable - noninterest bearing issued by
the Company . . . . . . . . . . . . . . . . .      .200,000
   Assumed by a stockholder of the Company in
exchange for 333,000 shares of common stock . .     333,000
Reduction of indebtedness due to settlement. . . .1,550,000
Payments subsequent to December 31, 1995 - net . .1,241,000

                                                 $4,824,000

The pro forma balance sheet and statement of changes in stockholders equity give effect to this settlement as if it occurred on December 31, 1995. The estimated gain on this transaction is 1,150,000 net of tax effect.

[2]  Fixed assets:

Fixed assets are being depreciated over their estimated useful lives ranging from 5 to 7 years. Leasehold improvements are amortized over the remaining term of the lease or the life of the improvement, whichever is shorter. The Company values these assets according to their projected benefits over their useful life.

[3]  Intangible assets:

Amortization of commercial rights and goodwill is provided for over a five and ten year period, respectively.

[4]  Inventories:

Inventories are stated at the lower of cost (first-in, first out) or market.

CREATIVE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company, Pro Forma Information and its
Significant
Accounting Policies:  (continued)

[5]  Revenue recognition:

Revenue is recognized upon shipment of merchandise which has a limited one year warranty on parts and labor. The Company returns defective parts to vendors for credit. Product warranty costs have been insignificant and are charged to expense as incurred. The Company provides for returns and allowances based on historical experience.

[6]  Net income per share of common stock:

Primary earnings per share is based on the weighted average number of common and common equivalents (stock options and warrants) outstanding, when dilutive. Fully diluted earnings per share for 1994 assumes conversion of the preferred stock and accrued dividends into common stock.

Shares used in the computation of earnings per share are as
follows:
                                              1995     1994

Primary. . . . . . . . . . .            5,433,000 4,703,000

Fully diluted. . . . . . . .                      5,044,000

[7]  Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CREATIVE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company, Pro Forma Information and its
Significant
         Accounting Policies:  (continued)

[8] Change in accounting principle and recently issued accounting pronouncements:

In 1995, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 121 requires, among other things, that entities identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. SFAS 123 requires, among other things, that companies establish a fair value based method of accounting or disclosure for stockbased compensation plans.

The effects upon adoption of SFAS 121 and SFAS 123 are considered to not be material.

(NOTE B) - Concentration of Credit Risk/Factoring
     Arrangements:

In April of 1995, the Company terminated its relationship with its factor. During the years ended December 31, 1995 and
1994, the factors' commissions and interest charges were as follows:

                                         Commissions
Interest

1995. . . . . . . . . . . . .   $ 47,000     $153,000
1994. . . . . . . . . . . . .    330,000     476,000

(NOTE C) - Inventories:

Inventories are comprised of the following:

Finished goods. . . . . . . . . . . . .      $1,840,000
Work in process . . . . . . . . . . . .      197,000
Parts . . . . . . . . . . . . . . . . .      1,259,000

T o t a l . . . . . . . . . .  $3,296,000

CREATIVE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS

(NOTE D) - Fixed Assets:

Fixed assets are comprised of the following:

Molds . . . . . . . . . . . . . . . . .       $ 2,511,000
Equipment . . . . . . . . . . . . . . .           125,000
Furniture and fixtures. . . . . . . . .           218,000
Leasehold improvements. . . . . . . .             761,000

          T o t a l . . . . . . . . . .         3,615,000

Less accumulated depreciation and
   amortization . . . . . . . . . . . .        (1,424,000)

          B a l a n c e . . . . . . . .       $ 2,191,000

As a result of operations during 1995, the Company reduced the carrying value of certain fixed assets by approximately $194,000 based on cash flow considerations. The Company believes that this reduction will result in the fixed assets being carried at recoverable values.

(NOTE E) - Preferred Stock:

During 1994, all of the Company's 1,598 shares of preferred
stock and accumulated unpaid dividends were converted into
common stock as follows:
                                               Total Common
                         Conversion      Unpaid Converted
                         for
Conversion Shares Upon
Date of Conversion Series Shares Value   Dividends  Common
Shares Price    Conversion

March 31, 1994     1989 550 $550,000         $550,000    $1.50  367,000
September 30, 1994 1989 50    50,000  25,000   75,000     1.50   50,000
March 31, 1994     1990 425  425,000          425,000      .75  566,000
March 31, 1994     1992 573  573,000  95,000  668,000     2.25  297,000

                          $1,598,000 $120,000 $1,718,000      1,280,000

During 1994, dividends on all series of preferred stock totalled approximately $35,000 and dividends paid in cash to preferred stockholders, inclusive of arrearages, was approximately $400,000.
If the conversion of these shares and dividends occurred on January 1, 1994 earnings per share would have been $.70 for the year ended December 31, 1994.

CREATIVE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Capital Stock:

[1] The Company has a stock option plan (the "1985 Plan") which provides for issuance of incentive stock options or nonqualified stock options to key employees, directors, officers and consultants. The aggregate number of shares of common stock which may be issued under the 1985 Plan is 233,000. No additional options may be granted under this Plan. Options become exercisable in annual installments commencing one year from date of grant and expire, if not exercised, within a maximum of ten years (five years for a ten percent or greater stockholder). Incentive stock options may not be granted at less than the fair market value of the underlying shares at date of grant (110% of fair market value for a ten percent or greater stockholder).

Effective 1993, the Company established a stock option plan (the "1993 Plan") for eligible employees and certain outside consultants. The aggregate number of shares of common stock to be issued under this Plan is 500,000. Options are granted at the discretion of the Board of Directors.
Options granted under the 1993 Plan expire at the end of five or ten years from the date of grant or 89 days after termination of employment, whichever is earlier.

A summary of stock option activity related to the above
Plans is as follows:


Number of
                             Number    Option Price
Shares
                           of Shares    Per Share
Exercisable Outstanding at

January 1, 1994. . . . .   226,000   $  .30 - $ 4.25
155,000
Granted . . . . . . . . . .   150,000        $3.875
Exercised
 . . . . . . . . .  (102,000)  $  .30 - $ 3.00
Expired . . .. . .    (7,000)  $  .30 - $ 3.00
Outstanding at
    December 31, 1994. . . .   267,000   $  .30 - $ 4.25
101,000
Granted . . . . . . . . . .   280,000   $ 1.82 - $ 5.72
Exercised . . . . . . . . .   (31,000)        $.30
Expired and canceled. . . .  (190,000)  $3.875 - $ 4.75
Outstanding at
     December 31, 1995. . . .   326,000
161,000

[2] During 1995, the Company raised approximately $2,503,000 in connection with a series of private placements at a price of $1.00 per share of common stock. 830,000 of these shares were issued as of December 31, 1995. The issuance of the remaining 1,673,000 shares was subject to stockholder approval pursuant to NASD rules which was obtained at a stockholders' meeting in January of 1996. At this meeting the stockholders approved the issuance of 4,000,000 shares.

CREATIVE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Capital Stock:  (continued)

[3] Warrants:

At December 31, 1995, shares of common stock were reserved for issuance upon exercise of warrants as follows:

    Number of          Exercise                 Expiration
 Shares Reserved       Price                    Date
  31,000 (a)        $3.00     June 21, 1997

41,000 (b)          $4.00     April 1, 2000

4,000 (c)          $4.00      May 1, 2000 through August 1, 2000
50,000 (d)          $1.82     August 22, 2000

(a)Issued in 1992 to former guarantors of debt.
(b)Issued in April 1995 in connection with the obtaining of financing.
(c) Issued 1,000 per month commencing in May 1995 through August 1995 in connection with the obtaining of financing. (d ssued in August 1995 in connection with a series of private placements.

                                 CREATIVE TECHNOLOGIES CORP.
                                 NOTES TO FINANCIAL
   STATEMENTS

                                 (NOTE G) - Commitments and
   Contingencies:

   [1] The Company is obligated under a lease with a company owned by the Company's principal stockholders for office and factory space expiring December 31, 2001. The lease provides that annual rent payable under the lease shall be based on the then current economic condition, including availability of comparable rental space in the local area. The Company is also subject to additional payments for real estate tax and other assessments. The Company has also entered into a month to-month lease for an office in Hong Kong. Rent and other expenses for office and factory space for 1995 and 1994 aggregated $624,000 and $628,000, respectively. Substantially all of this rent was to a related party.

Included in accounts payable and accrued expenses at December 31, 1995 is approximately $360,000 due to the related company for rent in arrears.

[2] The Company has a contract with an officer/shareholder expiring in December 1997, which provides for annual negotiation of salary and bonus. Salary for this individual aggregated approximately $188,000 and $234,000 for 1995 and 1994, respectively.

(NOTE G) - Commitments and Contingencies:  (continued)

[3] The Company had an outstanding letter of credit in the amount of $656,000 at December 31, 1995 which was collateralized by cash.

(NOTE H) - Notes Payable and Related Party Transactions:

[1] At December 31, 1995 the Company had outstanding notes payable totalling $2,980,000. These notes are all due by September 30, 1996 and bear interest at 18%. Of this amount, $1,000,000 is due to an entity whose principal is a director of the Company. The remaining $1,980,000 is payable to various individuals who are stockholders or entities whose principals are stockholders of the Company.
These notes payable are personally guaranteed by certain stockholders of the Company.

Subsequent to year end the Company borrowed an additional
$1,543,000 from certain individuals known to two major stockholders on a short term basis with interest ranging from 18% to 24%.

It is not practicable to calculate the fair value of these notes payable.

[2] In December 1992, as consideration for waiving its right to share in the Company's profits under a 1989 management agreement, Ace Surgical Supply Co., Inc., whose chairman is a principal stockholder of the Company, was granted an exclusive worldwide license to manufacture and sell an industrial version of the Grill Express. Under this agreement, the Company is entitled to a 5% royalty on the net selling price of such product. As of December 31, 1995 no monies have been received under the above agreement.

[3] Interest expense on the above mentioned notes payable was approximately $496,000 and $120,000 for 1995 and 1994, respectively.

CREATIVE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Income Taxes:

The major deferred tax asset (liability) items at December
31, 1995 are as follows:

                          Total          Current Noncurrent
Net operating loss
     carryforwards.  $ 3,450,000  $   197,000 $ 3,253,000
Provision for doubtfu
laccounts                203,000     203,000
Depreciation of fixed
    assets . . . .        50,000                   50,000
                       3,703,000     400,000    3,303,000
   Valuation
 allowance           (3,258,000)               (3,258,000)

                    $   445,000   $  400,000 $     45,000

The difference between the tax provision (benefit) and the amount that would be computed by applying the statutory
Federal income tax rate to income before taxes is attributable to the following:

                                        December 31,
                                    1995        1994
Income tax provision at 34% .   $(2,548,000) $1,326,000
Provision (benefit) for state and
   local income taxes - net of
       federal benefit  . . .      (805,000)    323,000
Federal alternative tax . . . . . .              63,000
Increase (reduction) in valuation
      allowance on deferred
        tax assets. . . .         3,258,000  (1,556,000)
State alternative tax . . . . . . .             178,000
Other . . . . . . . . . . . . . .  (147,000)     52,000

                                $  (242,000)   $386,000

In 1994, $178,000 of deferred tax asset was written off against the valuation allowance for operating loss carryforwards lost due to state alternative tax and the balance of the valuation allowance was reversed.

CREATIVE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Income Taxes:  (continued)

The Company's net operating loss carryforwards for income tax reporting purposes aggregate approximately $7,672,000 with the following expiration dates: $178,000 in year 2007 and the remaining balance of $7,494,000 expires in year
2010. Due to the Company's private placement during 1995, the Company's annual use of the net operating loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code. Management believes no such limitation applies.

(NOTE J) - Other Matters:

The Company purchases a significant portion of its finished goods from The Peoples Republic of China, where substantially all the Company's manufacturing equipment is located.

(NOTE K) - Product Liability and Litigation:

The Company has received notice that several consumers claim to have suffered finger injuries while using one of the Company's appliance products. The claims are covered by the Company's product liability insurance carrier. The Company redesigned the appliance in August 1992, and believes that the modification made should minimize the possibility of such injury. The Consumer Product Safety Commission (the "CPSC") has made a preliminary determination that the Company's appliance product represents a "substantial product hazard" as that term is defined in the Consumer Product Safety Act. The Company has disputed this preliminary determination and is currently involved in negotiations with the CPSC to try to resolve this matter.
In November 1995, the Company filed a lawsuit against a vendor seeking damages of $1,700,000 for breach of contract and breach of warranty with respect to the vendor's manufacturing of certain products. In January 1996, the vendor denied the allegations in the complaint and counterclaimed for $1,400,000 predicated primarily upon allegations that the Company wrongfully cancelled pending purchase orders. The Company believes that due to vendor breaches, the Company was within its rights to cancel the orders.
The Company believes that the ultimate resolution of these matters will not have a material effect on its financial condition.

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CREATIVE TECHNOLOGIES CORP.

By:   S/RICHARD HELFMAN
Richard Helfman, President


Dated: March 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   s/Benjamin Sporn                Chairman of the Board
Benjamin Sporn                     of Directors
                                   March 29, 1996



s/David Refson                     Vice Chairman of the
David Refson                       Board and Director
                                   March 29, 1996



 s/ David Guttmann                 Director and Chief
David Guttmann                     Executive Officer
                                   March 29, 1996



 s/Richard Helfman                 President, Director  and
Richard Helfman                    Chief Financial Officer
                                   March 29, 1996