Form 10QSB
period 1996-03-31
CREATIVE TECHNOLOGIES CORP
filed 1996-05-14
CIK 785321

FORM 10-QSB

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended:                       March 31, 1996

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

         YES  X                         NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Common         Stock,         Par         Value          $.03
7,834,183
(Title of each class)      (Outstanding at March 31, 1996)

                 CREATIVE TECHNOLOGIES CORP.

                            INDEX


PART I  -  FINANCIAL INFORMATION                      PAGE

Item 1.   Condensed Financial Statements
       (Unaudited)

  Balance Sheet as at March 31, 1996                     3

  Statements of Operations
       for the Three Months ended
       March 31, 1996 and March 31, 1995                 4

  Statement of Stockholders' Equity
       for the Three Months ended March 31, 1996         5

  Statements of Cash Flows
       for the Three Months ended
       March 31, 1996 and March 31, 1995                 6

  Notes to Condensed Financial Statements              7-8

Item 2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations  9-12


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K              13

  Signatures                                            14

  Exhibit 27

       Financial Data Schedule                          15


                 CREATIVE TECHNOLOGIES CORP.
                   CONDENSED BALANCE SHEET
                    AS AT MARCH 31, 1996
                         (Unaudited)

                         Assets
Current assets:
  Cash and equivalents                    $     373,000
  Accounts receivable-net                     1,545,000
  Inventories                                 2,922,000
  Prepaid expenses and other assets             723,000

                      Total Current Assets    5,563,000

Fixed assets - at cost (less accumulated depreciation
  and amortization of $1,555,000)             2,133,000
Intangible and other assets                     163,000
Deferred tax benefit                             45,000

          Total                            $  7,904,000

                         Liabilities
Current liabilities:
  Notes payable                            $  4,605,000
  Accounts payable and accrued expenses.      1,489,000

          Total Current Liabilities           6,094,000

Note Payable - Fleet Capital Corporation        200,000

          Total Liabilities                   6,294,000

                         Stockholders' Equity

Common stock - $.03 par value; authorized
     20,000,000 shares; issued and outstanding
     7,834,000 shares                           235,000
Additional paid - in capital                  8,901,000
Deficit                                     (7,526,000)

          Total Stockholders' Equity          1,610,000

          Total                             $ 7,904,000


See notes to condensed financial statements.

                 CREATIVE TECHNOLOGIES CORP.
             CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                          Three Months Ended
March 31,

                                            1996       1995
Net Sales                               $1,620,000 $3,930,000

Cost of Sales                             941,000   2,088,000

Gross Profit                              679,000   1,842,000

Operating Expenses:
  Selling, general and
  administrative expenses                  918,000  1,282,000
  Warehousing expense                      343,000     -0-
  Advertising expense                      180,000    969,000
Interest expense                           240,000    266,000
                                         1,681,000  2,517,000

Loss before provision for income taxes and
  extraordinary item                    (1,002,000)  (675,000)

Provision for income taxes                  -0-        -0-


Loss before extraordinary item         (1,002,000)  (675,000)

Extraordinary item
  Gain-debt settlement net of tax        1,150,000          -0-

Net income (loss) attributable to
  common shareholders                  $   148,000$ (675,000)

Loss before extraordinary
 item per common share                    $  (.13)  $    (.14)

Extraordinary item per common share       $   .15

Fully diluted extraordinary
 item per common share                    $   .15

Primary earnings (loss) per common share  $   .02   $    (.14)

Fully diluted earnings per common share   $   .02


See notes to condensed financial statements.

                 CREATIVE TECHNOLOGIES CORP.
         CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 1996
                         (Unaudited)


                          Common Stock   Additional
                      Number of          Par    Paid-in
                      Shares               Value   CapitalDeficit

Balance December 31, 1995 7,501,000  $225,000   $8,577,000  $(7,674,000)

Stock issued for assumption
  of debt in connection with
  loan settlement           333,000    10,000      324,000

Net profit                  ________  ________    ________      148,000

Balance March 31, 1996    7,834,000  $235,000   $8,901,000  $(7,526,000)

See notes to condensed financial statements.

                              5


                 CREATIVE TECHNOLOGIES CORP.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                           Three Months Ended
                                               March 31,
                                             1996      1995
Net  cash  provided  by (used in)
 operating activities                   $742,000    $(701,000)

Cash flows from investing activities:
  Acquisition of fixed assets            (74,000)    (313,000)
  Acquisition of intangibles                -0-       (21,000)

   Net  cash  (used  in)
   investing activities                  (74,000)    (334,000)

Cash flows from financing activities:
  Net repayment of credit facility    (2,658,000)     -0-
  Proceeds from notes payable          1,625,000    1,230,000
  Repayment of notes payable             (83,000)    (500,000)
  Exercise of options                       -0-        10,000
  Proceeds from sale of common stock      50,000      -0-

Net  cash (used in) provided by
 financing activities                 (1,066,000)     740,000

Net decrease in cash                    (398,000)    (295,000)

Cash at beginning of period              771,000      417,000

Cash at end of period               $    373,000 $    122,000



Supplemental disclosures of cash flow information


  Interest paid                         $274,000     $ 226,000
  Taxes paid                               -0-          -0-




See notes to condensed financial statements.

                 CREATIVE TECHNOLOGIES CORP.
           NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (Unaudited)



Note A -  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995

Note B-   Cash

Included in cash at March 31, 1996 is a $348,000 United States Agency note maturing May 13, 1996 held by a bank as collateral for its issuance of a $350,000 revolving letter of credit to enable the Company to purchase merchandise. The letter of credit expires May 8, 1996.

Note C -  Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market are summarized as follows:

                                   March 31, 1996

          Finished Goods               $1,410,000
          Work in Process and Parts     1,512,000

          Total                        $2,922,000

Note D-   Note Payable - Fleet Capital Corp.

In April of 1995 the Company obtained a line of credit and a term loan from Fleet Capital Corporation ("Fleet") for $14,000,000 and $1,000,000, respectively. Interest was being charged on both of these loans at a rate of 1 1/4% above prime and was collateralized by substantially all of the assets of the Company and the term loan was personally guaranteed by a stockholder. At September 30, 1995 and thereafter the Company was in default of certain terms of the agreement.

Effective November 1, 1995 the Company and Fleet entered into a Post Default Agreement which among other things allowed Fleet to continue to extend financing to the Company under the credit facility at reduced advance rates against collateral up to $5,500,000.

                 CREATIVE TECHNOLOGIES CORP.
           NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (Unaudited)



In March of 1996, the Company entered into an agreement with the bank to pay off its indebtedness and release both the Company and the bank from any future obligations. The Company borrowed additional funds to pay off the indebtedness. The resulting settlement which occurred March 8, 1996, is summarized as follows:

   Paid by the Company                                $1,500,000
   Note payable - non-interest bearing issued by
    the company due not later than March 8, 1998 200,000 Assumed by a stockholder of the Company in
    exchange  for  333,000  shares  of  common  stock    333,000
   Reduction of indebtedness due to settlement         1,550,000

   Loan balance subject to settlement                 $3,583,000

The gain to the Company due to this settlement amounted to $1,150,000 net of income tax effect.

Note E -  Income Taxes

The Company's net operating loss carryforwards for income tax reporting purposes aggregated approximately $7,672,000 as of December 31, 1995.

Note F -  Product Liability and Litigation

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company is engaged in the design, manufacture, marketing and distribution of niche consumer products. The Company currently sells electric motor-driven pasta machines and a food griller. Since January 1, 1996 the Company is also the exclusive distributor of Brabantia International ("Brabantia") products in the United States. These products include high quality bread boxes, step-on pails, and waste paper baskets, ironing boards, 2 and 3 step stools and a complete line of kitchen tools and other household items. Brabantia, headquartered in the Netherlands, is a leading manufacturer of top of the line houseware products in Europe. Its products are sold in 68 countries throughout the world.

For the three month period ending March 31, 1996, net cash provided by operating activities was $742,000, net cash of
$74,000 was used in investing activities and net cash of $1,066,000 was used in financing activities. As a result, for the three month period ending March 31, 1996 cash decreased by $398,000 to $373,000. The accounts receivable decreased to $1,545,000 at March 31, 1996 from $2,907,000 at December 31,
1995, reflecting high collections and relatively low sales volume during the first three month period. The accounts payable and other liabilities decreased to $1,489,000 at March 31, 1996 from $1,662,000 at December 31,1995.

Until April 1995, the Company sold substantially all of its trade receivables at various levels of recourse to Rosenthal & Rosenthal (the"factor"). On April 19, 1995, the Company ceased the factoring arrangement with Rosenthal & Rosenthal and instead obtained a one year credit facility from Fleet Capital Corporation ("Fleet") in the total amount of $15,000,000, consisting of a one year term loan of $1,000,000 and a revolving credit facility for the remainder. The term loan was payable in twelve equal installments and was personally guaranteed by David Guttmann, the Chief Executive Officer. Loans on the revolving credit facility were available in amounts equal to 70% of the Eligible Accounts Receivables plus the lesser of $7,500,000 or the sum of the Eligible Inventory. The Company paid a closing fee of $100,000 to Fleet and $120,000 to a finder. In February 1996, the Company and Fleet agreed to discontinue the banking relationship. During March 1996 the Company repaid Fleet $1,500,000 and executed a non-interest bearing unsecured two year note to Fleet in the amount of $200,000. In addition, David Guttmann assumed the payment of the remainder of the term loan in the total amount of $333,333. In order to repay Fleet the workout amount, the Company obtained short term loans of $1,000,000 from several individuals. The loans contain interest at 2% per month plus expenses. The Company derived a pre-tax profit on the workout of $1,550,000. The Company is seeking to obtain a new line of credit in order to repay the short term loans and for working capital. The Company issued 333,000 shares during March 1996 to the designees to David Guttmann in consideration for their assumption of the term note in the amount of $333,333. The Company also borrowed during the three month period ending March 31, 1996, $625,000 on a short-term basis, with interest at 18% per annum.

During April 1996 the Company borrowed $675,000 net of repayments from David Guttmann and related entities repayable within three months, with interest at 18% per annum. These funds were used to repay $500,000 to certain individuals who had loaned the Company this amount for the Fleet workout and for working capital purposes.

At March 31, 1996, the Company had notes payable due September 30, 1996 in the amount of $1,000,000 payable to an entity whose principal is a director of the Company. The loan bears interest at a rate of 18% per annum. At March 31, 1996, the Company also had $2,605,000 of notes outstanding to various individuals and shareholders of the Company. These additional loans bear interest at 18% per annum and are due on September 30, 1996. These loans, amounting to $3,605,000 are guaranteed by David Guttmann, the CEO and a principal stockholder of the Company, and Barry Septimus, the husband of a principal stockholder of the Company.

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

The  Company expects to fund future operations by obtaining  bank lines of credit, if available, borrowing money privately and cash
flows  from  operations.   The Company  is  also  continuing  the
private placement described above.

At  March  31,  1996,  the Company had outstanding  approximately
$350,000 in commercial letters of credit covering the production and importation of the Grill Express.

In  order  to  reduce  future losses,  the  Company  has  reduced expenses by cutting its administrative staff, closing its assembly plant in Brooklyn, New York and moving the manufacture of the pasta machine to China, cutting back or eliminating the use of outside consulting services and otherwise reducing overhead. In addition, certain key employees have taken voluntary pay cuts. The Company has also identified and is currently using a more reliable factory for manufacturing the Grill Express. This factory will also be producing the Pasta Machine. The reliability of shipments from this factory has allowed the Company to reduce its inventory of these products to an approximate one month supply.

Results of Operations

The Company had net sales of $1,620,000 and $3,903,000 respectively for the three month periods ended March 31, 1996 and March 31, 1995. The decrease in sales for the three month comparative period is attributable to continued softness in demand for the Grill Express and Pasta Machine offset by sales applicable to the introduction of the Brabantia product line.

Gross profit margins for the first quarters ended March 31, 1996 and March 31, 1995 were 41.9% and 46.9% respectively. The decrease in gross profit margins is attributable to margins being lower on the imported Brabantia product line where the Company acts as a distributor as opposed to higher gross profit margins on its own manufactured products. These lower gross profit margins were offset by certain expenses previously considered part of cost of sales when the Company was assembling and manufacturing products in its Brooklyn facility and are now being classified as Warehousing Expense. The benefit of high gross profit margins is offset by media purchases (advertising expense) associated with infomercial sales which are part of operating expenses. Profit margins on sales after cost of sales and media purchases for the first quarters ended March 31, 1996 and March 31, 1995 were 30.1% and 22.2% respectively representing management's decision to reduce expenditures for the airings of the infomercial during the first quarter of 1996. It is management's intention to increase its expenditures for infomercial airings above current levels during the second half of the Company's firscal year.

Selling, general and administrative expenses were $918,000 and $1,282,000 or 56.7% and 32.6% respectively in the three month periods ended March 31, 1996 and March 31, 1995, and relfects the effect of management's cost cutting program.

The Company is no longer assembling and manufacturing its products in its Brooklyn facility. As a result, certain expenses previously shown as cost of sales are now classified as Warehousing Expense. During the three month period ending March 31, 1996 these expenses amounted to $343,000.

Advertising expenses were $180,000 and $969,000 respectively for the three month periods ending March 31, 1996 and March 31, 1995. The decrease of $789,000 for the comparative quarters is due to management's decision to reduce expenditures for the airings of the infomercial during the first quarter of 1996.

Interest expense decreased to $240,000 for the three month period ended March 31, 1996 as compared to $266,000 for the three month period ended March 31, 1995. The decrease of $26,000 was primarily due to the Fleet debt settlement and lower interest rates on debt owed Fleet during the current quarter verses interest rates on debt owed a factor in the comparative quarter of the prior year.

The settlement of the Fleet debt during the three month period ending March 31, 1996 resulted in a gain to the Company of $1,550,000 reduced by applicable income taxes of $400,000 or a net gain after income taxes of $1,150,000 as follows:

Loan balance subject to settlement               $3,583,000
Paid by the Company                              (1,500,000)
Note payable issued by the Company
   non-interest  bearing, due not later
   than  March  8,  1996                           (200,000)
Debt assumed by a stockholder of the Company in
   exchange for 333,000 shares of common stock.    (333,000)
Gain on debt settlement before income tax         1,550,000
Income Tax                                          400,000
Net gain on debt settlement                      $1,150,000

Due to the foregoing, the Company reported for the three month periods ended March 31, 1996 and March 31, 1995, loss before extraordinary gain of $1,002,000 and $675,000 respectively and net income of $148,000 for the three months ended March 31, 1996 compared to a net loss of $675,000 in the comparable period of the prior year.

                 PART II - OTHER INFORMATION




Item 6.      a. Exhibits

             Exhibit 27.  Financial Data Schedule

             b. Reports on Form 8-K

             The Registrant did not file reports on Form
             8-K during the three months ended March 31, 1996.

                 CREATIVE TECHNOLOGIES CORP.

                         Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CREATIVE TECHNOLOGIES CORP.
                                   Registrant





Dated :  May 13, 1996              By:   S/Richard Helfman
                                   Richard Helfman, President