Form 10KSB/A
period 1995-12-31
CREATIVE TECHNOLOGIES CORP
filed 1996-08-08
CIK 785321

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB

Amendment 1

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

At December 31, 1995, the Company had outstanding
approximately $656,000 in commercial letters of credit
covering the production and importation of the Grill
Express.
[R]
In order to reduce future losses, the Company has reduced
expenses by cutting its administrative staff, closing its
assembly plant in Brooklyn, New York and moving the
manufacture of the pasta machine to China, cutting back or
eliminating the use of outside consulting services and
otherwise reducing overhead.  In addition, certain key
employees have taken voluntary pay cuts.   The Company has
also identified and is currently using a more reliable factory for manufacturing the Grill Express. This factory will also be producing the Pasta Machine. Management believes that this new factory used by the Company in past since the new factory is larger and has more expertise in manufacturing electrical appliances. Accordingly, the Company believes that this will result in a lower return rate relative to sales. Hoewever, it is too early to quantify any such reduction.
[/R]
The Company signed a distribution Agreement with Brabantia, effective January 1, 1996, pursuant to which the Company will distribute Brabantia products, on an exclusive basis, in the United States. The Company believes that this will be very beneficial to the Company since the Brabantia products are of high quality, extensive and well diversified, competitively priced and have selling features that differentiate them from the competition. The Company will be purchasing these products on open account and hopes to benefit from a fast turnaround. The Company believes that sales of these products will not be seasonal or cyclical. In addition, becoming a distributor for a company with worldwide sales in excess of 100 million dollars per year and with a line of houseware products filling a 110-page catalog, will allow the Company to no longer be perceived as a two-product company.

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