Form 10QSB/A
period 1996-03-31
CREATIVE TECHNOLOGIES CORP
filed 1996-08-08
CIK 785321

FORM 10-QSB

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment 1

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

Results of Operations
[R]
The   Company   had  net  sales  of  $1,620,000  and   $3,903,000
respectively for the three month periods ended March 31, 1996 and
March  31,  1995.   The  decrease in sales for  the  three  month
comparative period is attributable to continued softness in demand for the Grill Express and Pasta Machine offset by sales applicable to the introduction of the Brabantia product line. For the three month period ended March 31, 1995 the Company's electric products represented 100% of the sales for that period. During the same period in 1996 sales ofthe Company's electric products represented sales in excess of 80% of total sales for the period and non-electric products represented the remainder. Management believes that going foward sales of non- electric products will increase as a percentage of total sales.


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

The Company is no longer assembling and manufacturing its products in its Brooklyn facility. As a result, certain expenses
previously  shown  as  cost  of  sales  are  now  classified   as
Warehousing Expense. During the three month period ending March 31, 1996 these expenses amounted to $343,000 as compared to $530,000 for the three month period ending March 31, 1996 which were included in cost of sales.

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

Ending inventory at March 31, 1996 was $2,922,000 compared to $5,948,000 at March 31, 1995. The inventory turnover ratio on an annualized basis was 1.2 for the three month period ended March 31, 1996 compared to 1.5 for the comparable prior year period. The decrease in inventory and decrease in the inventory turnover ratio was due to lower sales and purchases.
[R/[


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