Form 10QSB
period 1996-07-30
CREATIVE TECHNOLOGIES CORP
filed 1996-08-13
CIK 785321

FORM 10-QSB


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended:                        June 30, 1996

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

         YES  X                         NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock,Par Value $.03                                         7,834,183
(Title of each class)                           (Outstanding at June 30, 1996)

                         CREATIVE TECHNOLOGIES CORP.

                                    INDEX


PART I  -  FINANCIAL INFORMATION                                  PAGE

Item 1.                     Condensed Financial Statements
       (Unaudited)

  Balance Sheet as at June 30, 1996                                  3

  Statements of Operations
       for the Six Months ended
       June 30, 1996 and June 30, 1995                               4

  Statement of Stockholders' Equity
       for the Six Months ended June 30, 1996                        5

  Statements of Cash Flows
       for the Six Months ended
       June 30, 1996 and June 30, 1995                               6

  Notes to Condensed Financial Statements                          7-9

Item 2.            Management's Discussion and Analysis of
       Financial Condition and Results of Operations             10-14


PART II - OTHER INFORMATION


Item 6.                               Exhibits and Reports on Form 8-K     15

  Signatures                                                        16

  Exhibit 27

       Financial Data Schedule                                      17

                         CREATIVE TECHNOLOGIES CORP.
                           CONDENSED BALANCE SHEET
                             AS AT JUNE 30, 1996
                                 (Unaudited)


                         Assets
Current assets:
Cash and equivalents                                    $     73,000
Accounts receivable-net                                    1,551,000
Inventories                                                2,908,000
Prepaid expenses and other assets                            506,000

Total Current Assets                                       5,038,000
Fixed assets - at cost (less accumulated depreciation
   and amortization of $1,687,000)                         2,019,000
Intangible and other assets                                   153,000
Deferred tax benefit                                           45,000
Total                                                    $  7,255,000

                                 Liabilities

Current liabilities:
  Notes payable                                           $  3,905,000
  Accounts payable and accrued expenses                      1,597,000

          Total Current Liabilities                          5,502,000

Note Payable - Fleet Capital Corporation                       200,000

Total Liabilities                                            5,702,000

                         Stockholders' Equity
Preferred stock- 1996- (12% cumulative) $.01 par value;
    authorized 10,000 shares;  issued outstanding 600 shares at
    redemption value of $1,000 per share                       600,000
Common stock - $.03 par value; authorized
     20,000,000 shares; issued and outstanding
     7,834,000 shares                                          235,000
Additional paid -in capital                                  8,895,000
Deficit                                                    (8,177,000)

          Total Stockholders' Equity                         1,553,000

          Total                                             $7,255,000


See notes to condensed financial statements

                                      3

                         CREATIVE TECHNOLOGIES CORP.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended    Six Months Ended
                                        June 30, June 30,
                               1996        1995       1996      1995
Net Sales                      $1,151,000    $4,647,000   $2,771,000   $8,577,000

Cost of Sales                     510,000     1,690,000    1,451,000    3,778,000

Gross Profit                      641,000     2,957,000    1,320,000    4,799,000

Operating Expenses:
Selling, general and
administrative expenses           765,000     1,213,000    1, 683,000   2,495,000
  Warehousing expense             292,000             0       635,000           0
  Advertising expense              45,000     1,593,000       225,000   2,562,000
  Interest expense                190,000       248,000       430,000     514,000

                                1,292,000     3,054,000     2,973,000   5,571,000

Loss before provision for income taxes and
   extraordinary item            (651,000)      (97,000)   (1,653,000) (772,000)

Provision for income taxes              0              0             0         0

Loss before extraordinary item   (651,000)     (96,000)    (1,653,000) (772,000)

Extraordinary item
  Gain-debt settlement net of tax       0             0      1,150,000         0                         0

Net Loss                        $(651,000)     $(97,000)   $(503,000)   $(772,000)
Loss  attributable to
  common shareholders           $(657,000)     $(97,000)   $(509,000)   $(772,000)

Loss before extraordinary
item per common share         $(.09)          $(.02)      $(.22)        $(.16)

Extraordinary item
per common share              $0              $0          $.15          $0

Fully diluted extraordinary
item per common share         $0              $0          $.15          $0

Primary loss per common share $(.09)          $(.02)      $(.07)        $(.16)


See notes to condensed financial statements.


                         CREATIVE TECHNOLOGIES CORP.
                 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30,1996
                                 (Unaudited)

                    Preferred Stock        Common Stock

                  Additional
                  Number of           Number of        Par           Paid-in
                    Shares    Value     Shares  Value   Capital    Deficit

Balance December 31, 1995            7,501,000     $225,000  $8,577,000  $(7,674,000)

Stock issued for assumption
     of debt in connection with
     loan settlement                   333,000       10,000    324,000

Sale of preferred stock  600  $600,000
Preferred stock dividend accrued                                (6,000)

Net loss                                                                  (503,000)
Balance June 30, 1996    600 $600,000 7,834,000    $235,000  $8,895,000    $(8,177,000)
                       _____ ________ ________      ________  _________    ____________










See notes to condensed financial statements.

                                      5


                         CREATIVE TECHNOLOGIES CORP.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                     1996        1995
Net cash provided by (used in)
operating activities                                  $559,000    $(5,259,000)

Cash flows from investing activities:
  Acquisition of fixed assets                         (91,000)       (486,000)
    Acquisition   of  intangibles                            0        (40,000)

  Net cash used in investing activities               (91,000)       (526,000)

Cash flows from financing activities:
  Net (repayment)borrowing of
  revolving credit facility                         (2,658,000)       4,022,000
  Proceeds from notes payable                        1,800,000        2,480,000
  Repayment of notes payable                          (958,000)      (1,084,000)
  Exercise of options                                        0           10,000
  Proceeds from sale of common stock                    50,000                0
Proceeds from sale of preferred stock                  600,000                0

Net cash (used in) provided by financing activities (1,166,000)       5,428,000

Net decrease in cash                                  (698,000)         (357,000)

Cash at beginning of period                            771,000           417,000

Cash at end of period                                  $73,000           $60,000





Supplemental disclosures of cash flow information

Interest paid                                       $475,000         $509,000
Taxes paid                                                 0         $365,000


See notes to condensed financial statements.

CREATIVE TECHNOLOGIES CORP.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

Note A -  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Note B -  Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market are summarized as follows:

                                    June 30, 1996

          Finished Goods               $1,455,000
          Work in Process and Parts     1,453,000

          Total                        $2,908,000

Note C-   Note Payable - Fleet Capital Corp.

In  April of 1995 the Company obtained a line of credit and a term loan  from
Fleet   Capital   Corporation  ("Fleet")  for  $14,000,000  and   $1,000,000,
respectively. Interest was being charged on both of these loans at a rate of 1 percent above prime and was collateralized by substantially all of the assets of the Company and the term loan was personally guaranteed by a stockholder.
At September 30, 1995 and thereafter the Company was in default of certain terms of the agreement.

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
          Note payable - non-interest bearing issued by
               the company due not later than March 8, 1998 200,000 Assumed by a stockholder of the Company in exchange for 333,333 shares of common stock 333,000 Reduction of indebtedness due to settlement1,550,000
          Loan balance subject to settlement $3,583,000


The gain to the Company due to this settlement amounted to $1,150,000 net of income tax effect.

Note D-   Preferred Stock - 1996 - (12% Cumulative)

The Company amended its Certificate of Incorporation to designate a new class of 10,000 shares of 1996 preferred stock $ .01 par value, from 5,000,000 shares of preferred stock previously authorized and issued 600 shares of the 1996 preferred stock for $600,000 of debt owed to David Guttmann and related entities. Each share of 1996 preferred stock is subject to mandatory redemption on June 1, 1998 at $1,000 per share plus unpaid dividends payable in cash, common stock or any combination thereof at the option of the Company. At any time prior to redemption the preferred stockholders can at their option convert their stock into 1,000 shares of common stock for each share of preferred stock held. The 1996 preferred stock is entitled to a cumulative dividend of $120 per share per annum and shall be payable in quarterly installments on the first day of January, April, July and October commencing January 1, 1997. At June 30, 1996, $6,000 of 1996 preferred stock dividend was accrued.

Note E -  Income Taxes

The Company's net operating loss carry forwards for income tax reporting purposes aggregated approximately $7,672,000 as of December 31, 1995.

                         CREATIVE TECHNOLOGIES CORP.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)




Note F -  Product Liability and Litigation

The Company has received notice that several consumers claim to have suffered finger injuries while using one of the Company's appliance products. The claims are covered by the Company's product liability insurance carrier. The Company redesigned the appliance in August 1992, and believes that the modification made should minimize the possibility of such injury. The Consumer Product Safety Commission (the "CPSC") has made a preliminary determination that the Company's appliance product represents a "substantial product hazard" as that term is defined in the Consumer Product Safety Act. The Company has disputed this preliminary determination and is currently involved in negotiations with the CPSC to try to resolve this matter. The Company believes that the ultimate resolution of this matter will not have a material effect on its financial condition.

In November 1995, the Company filed a lawsuit against a vendor seeking damages of $1,700,000 for breach of contract and breach of warranty with respect to the vendor's manufacturing of certain products. In January 1996, the vendor denied the allegations in the complaint and counterclaimed for $1,400,000 predicated primarily upon allegations that the Company wrongfully cancelled pending purchase orders. This matter has now been settled and did not have a material effect on the Company's financial condition.

Item 2.     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

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

For the six month period ending June 30, 1996, net cash provided by operating activities was $559,000, net cash of $91,000 was used in investing activities and net cash of $1,166,000 was used in financing activities. As a result, for the six month period ending June 30, 1996 cash decreased by $698,000 to $73,000. The accounts receivable decreased to $1,551,000 at June 30, 1996 from $2,907,000 at December 31, 1995, reflecting high collections and relatively low sales volume during the first six month period. The accounts payable and other liabilities decreased to $1,597,000 at June 30, 1996 from $1,664,000 at December 31,1995.

  The Company amended its Certificate of Incorporation to designate a new class of 10,000 shares of 1996 preferred stock $ .01 par value, from
5,000,000 shares of preferred stock previously authorized and issued 600 shares of the 1996 preferred stock for $600,000 of debt owed to David Guttmann and related entities. Each share of 1996 preferred stock is subject to mandatory redemption on June 1, 1998 at $1,000 per share plus unpaid dividends payable in cash, common stock or any combination thereof at the option of the Company. At any time prior to redemption the preferred stockholders can at their option convert their stock into 1,000 shares of common stock for each share of preferred stock held. The 1996 preferred stock is entitled to a cumulative dividend of $120 per share per annum and shall be payable in quarterly installments on the first day of January, April, July and October commencing January 1, 1997. At June 30, 1996, $6,000 of 1996 preferred stock dividend was accrued.

Until April 1995, the Company sold substantially all of its trade receivables at various levels of recourse to Rosenthal & Rosenthal (the"factor"). On April 19, 1995, the Company ceased the factoring arrangement with Rosenthal & Rosenthal and instead obtained a one year credit facility from Fleet Capital Corporation ("Fleet") in the total amount of $15,000,000, consisting of a one year term loan of $1,000,000 and a revolving credit facility for the remainder. The term loan was payable in twelve equal installments and was personally guaranteed by David Guttmann, the Chief Executive Officer. Loans on the revolving credit facility were available in amounts equal to 70% of the Eligible Accounts Receivables plus the lesser of $7,500,000 or the sum of the Eligible Inventory. The Company paid a closing fee of $100,000 to Fleet and $120,000 to a finder. In February 1996, the Company and Fleet agreed to discontinue the banking relationship. During March 1996 the Company repaid Fleet $1,500,000 and executed a non-interest bearing unsecured two year note to Fleet in the amount of $200,000. In addition, David Guttmann assumed the payment of the remainder of the term loan in the total amount of $333,333. In order to repay Fleet the workout amount, the Company obtained short term loans of $1,000,000 from several individuals. The loans provided for interest at 2% per month plus expenses. The Company derived a pre-tax profit on the workout of $1,550,000. The Company is seeking to obtain a new line of credit in order to repay the short term loans and for working capital. The Company issued 333,333 shares during March 1996 to the designees to David Guttmann in consideration for their assumption of the term note in the amount of $333,333.

During the second quarter of 1996 the Company borrowed $650,000 net of repayments from David Guttmann and related entities repayable within three months. These funds together with funds received from various individuals this quarter were used to repay $650,000 to certain individuals who had loaned the Company this amount for the Fleet workout and for working capital purposes. Effective May 1996 $600,000 of debt owed to David Guttmann and related entities was exchanged for 600 shares of 1996 preferred stock - 12% cumulative.

During July 1996 the Company borrowed $170,000 from David Guttman and Barry Septimus repayable within three months with interest at 12% per annum. These funds were used for working capital purposes. At June 30, 1996, the Company had notes payable due September 30, 1996 in the amount of $1,000,000 payable to an entity whose principal is a director of the Company. At June 30, 1996, the Company also had $2,505,000 of notes outstanding to various individuals and shareholders of the Company. Interest on loans of $3,905,000 vary from 18% to 12% per annum. Loans, amounting to $3,855,000 are guaranteed by David Guttmann, the CEO and a principal stockholder of the Company, and Barry Septimus, the husband of a principal stockholder of the Company.

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

At July 30, 1996, the Company had outstanding approximately $135,000 in commercial letters of credit covering production and importation of the Grill Express.

In order to reduce future losses, the Company reduced expenses by cutting its administrative staff, closing its assembly plant in Brooklyn, New York and moving the manufacture of the pasta machine to China, cutting back or eliminating the use of outside consulting services and otherwise reducing overhead. In addition, certain key employees have taken voluntary pay cuts. The Company has also identified and is currently using a more reliable factory for manufacturing the Grill Express. This factory will also be producing the Pasta Machine. The reliability of shipments from this factory has allowed the Company to reduce its inventory of these products to an approximate one month supply.

Results of Operations

The Company had net sales of $1,151,000 and $2,771,000 respectively for the three and six month periods ending June 30, 1996 as compared to net sales of approximately $4,647,000 and $8,577,000 for the three and six month periods ending June 30, 1995. The decrease in sales for the comparative three and six month periods is attributable to continued softness in demand for the
Grill Express and Pasta Machine offset by sales applicable to the introduction of the Brabantia product line. For the three and six month periods ending June 30, 1996 sales of electric products were approximately 70% and 80% respectively with non - electric products representing the remainder in each period. For the three and six month periods ending June 30, 1995 electric products represented 100% of sales.

Gross profit margins for the second quarters ending June 30, 1996 and June 30,1995 were 55.7% and 63.6% respectively. Gross profit margins for the six month periods ending June 30, 1996 and June 30, 1995 were 47.6% and 56% respectively. The decrease in gross profit margins is attributable to margins being lower on the imported Brabantia product line where the Company acts as a distributor as opposed to higher gross profit margins on its own manufactured products. These lower gross profit margins were offset by certain expenses previously considered part of cost of sales when the Company was assembling and manufacturing products in its Brooklyn facility and are now being classified as Warehousing Expense. The benefit of high gross profit margins is offset by media purchases (advertising expense) associated with infomercial sales which are part of operating expenses. Profit margins on sales after cost of sales and media purchases for the second quarters ending June 30, 1996 and June 30, 1995 were 51.8% and 29.4% respectively and for the six month periods ending June 30, 1996 and June 30, 1995 were 39.5% and 26.1% respectively representing management's decision to reduce expenditures for the airings of the infomercial during the first half of 1996. It is management's intention to increase its expenditures for infomercial airings above current levels during the second half of the Company's fiscal year.

Selling, general and administrative expenses were $765,000 and $1,213,000 or 66.5% and 26% respectively of net sales in the three month periods ending June 30, 1996 and June 30, 1995. The selling, general and administrative expenses were $1,682,00 or 60.7% in the six month period ending June 30, 1996 as compared to $2,495,000 or 29.1% for the six month period ending June 30, 1995 and reflects the effect of management's cost cutting program.

The Company is no longer assembling and manufacturing its products in its Brooklyn facility. As a result, certain expenses previously shown as cost of sales are now classified as Warehousing Expense. During the three and six month periods ending June 30, 1996 these expenses amounted to $293,000 and $635,000 respectively compared to $565,000 and $1,095,000 which were included in cost of sales in the comparable periods of the prior year.

Advertising expenses for the three and six month periods ending June 30, 1996 were $45,000 and $225,000 respectively compared to $1,593,000 and $2,562,000 for the comparable periods of the prior year. The decrease in advertising expenses were due to management's decision to reduce expenditures for the airings of the infomercial during the first half of 1996.

Interest expense in the three month periods ending June 30, 1996 and June 30, 1995 was $190,000 and $248,000 respectively. This decrease of $58,000 is primarily due lower borrowings. For the six month periods ending June 30, 1996 and June 30, 1995 interest expense was $430,000 and $514,000 respectively. The decrease of $84,000 was primarily due to the Fleet debt settlement in the first quarter, lower interest rates on debt owed Fleet during the first quarter verses interest rates on debt owed a factor in the comparative quarter of the prior year and lower borrowings in the second quarter of 1996 verses 1995.

The settlement of the Fleet debt during the three month period ending March 31, 1996 resulted in a gain to the Company of $1,550,000 reduced by applicable income taxes of $400,000 or a net gain after income taxes of $1,150,000 as follows:

Loan balance subject to settlement           $3,583,000
Paid by the Company                         (1,500,000)
Note payable issued by the Company
     non-interest bearing, due not later than March 8, 1996 (200,000) Debt assumed by a stockholder of the Company in
     exchange for 333,333 shares of common stock.      (333,000)
Gain on debt settlement before income tax     1,550,000
Income Tax                                      400,000
Net gain on debt settlement                  $1,150,000

Due to the foregoing, the Company reported for the three and six month periods ending June 30, 1996, a loss before extraordinary gain of $651,000 and $1,653,000 respectively compared to a loss before extraordinary gain of $97,000 and $772,000 respectively in the comparable periods of the prior year. For the three and six month periods ending June 30, 1996 the Company reported a net loss of $651,000 and $503,000 respectively compared to a net loss of $97,000 and $772,000 respectively in the comparable periods of the prior year.

                         PART II - OTHER INFORMATION




Item 6.      a.                                   Exhibits

       Exhibit 27.  Financial Data Schedule

  b.   Reports on Form 8-K

       The Registrant did not file reports on Form
       8-K during the six months ended June 30, 1996.

                         CREATIVE TECHNOLOGIES CORP.

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CREATIVE TECHNOLOGIES CORP.
                                   Registrant





Dated :  August 12, 1996           By:  S/David Guttmann
                                        David Guttmann, CEO