Form 10QSB
period 1996-09-30
CREATIVE TECHNOLOGIES CORP
filed 1996-11-12
CIK 785321

FORM 10-QSB


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended:                   September 30, 1996

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

Common             Stock,             Par             Value              $.09
2,611,384
(Title                    of                   each                    class)
(Outstanding at September 30, 1996)

                         CREATIVE TECHNOLOGIES CORP.

                                    INDEX


PART I  -  FINANCIAL INFORMATION                                  PAGE

Item 1.                     Condensed Financial Statements
       (Unaudited)

  Balance Sheet as at September 30, 1996                             3

  Statements of Operations
       for the Three & Nine Months ended
       September 30, 1996 and September 30, 1995                     4

  Statement of Stockholders' Equity
       for the Nine Months ended September 30, 1996                  5

  Statements of Cash Flows
       for the Nine Months ended
       September 30, 1996 and September 30, 1995                     6

  Notes to Condensed Financial Statements                          7-9

Item 2.            Management's Discussion and Analysis of
       Financial Condition and Results of Operations             10-13


PART II - OTHER INFORMATION

Item      2.                                    Change     In      Securities
14

Item   4.Submission   of   Matters   to  a   Vote   of   Securities   Holders
14

Item 6.                               Exhibits and Reports on Form 8-K     14

  Signatures                                                        15

  Exhibit 27

       Financial Data Schedule                                      16

                         CREATIVE TECHNOLOGIES CORP.
                           CONDENSED BALANCE SHEET
                          AS AT SEPTEMBER 30, 1996
                                 (Unaudited)
                         Assets
Current assets:
  Cash and equivalents                                    $     37,000
                            Accounts                           receivable-net
1,690,000
  Inventories                                                3,009,000
           Prepaid         expenses         and         other          assets
418,000

                          Total                 Current                Assets
5,154,000
Fixed assets - at cost (less accumulated depreciation
             and            amortization            of            $1,819,000)
1,892,000
Intangible                  and                 other                  assets
144,000
Deferred tax benefit                                            45,000

          Total                                           $  7,235,000

                         Liabilities
Current liabilities:
  Notes payable                                           $  3,868,000
  Accounts payable and accrued expenses                      1,470,000

          Total Current Liabilities                          5,338,000

Note Payable - Fleet Capital Corporation                       200,000

                                   Total                          Liabilities
5,538,000

                         Stockholders' Equity
Preferred stock- 1996- (12% cumulative) $.01 par value;
          authorized 10,000 shares;  issued and outstanding 600 shares at
          redemption value of $1,000 per share                 600,000
Preferred stock- 1996-A- (12% cumulative) $.01 par value,
  authorized 10,000 shares, issued and outstanding 1,170 shares
  at redemption value of $1,000 per share                    1,170,000
Common stock - $.09 par value; authorized
     20,000,000 shares; issued and outstanding
     2,611,000 shares                                          235,000
Additional             paid             -             in              capital
8,869,000
Deficit                                                    (9,177,000)

          Total Stockholders' Equity                         1,697,000

          Total                                             $7,235,000

See notes to condensed financial statements

                         CREATIVE TECHNOLOGIES CORP.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                      September 30, September 30,

1996                                1995         1996     1995
Net Sales                      $1,227,000  $3,831,000$3,998,000$12,408,000

Cost of Sales                    784,000    2,321,000 2,235,0006,099,000

Gross Profit                      443,000   1,510,000 1,763,0006,309,000

Operating Expenses:
  Selling, general and administrative expenses968,000 1,414,0002,651,000
3,909,000
  Warehousing expense             302,000           0   937,000        0
  Advertising expense               4,000   1,465,000   229,0004,027,000
Interest expense     133,000                  273,000   563,000  787,000

                                1,407,000   3,152,000 4,380,0008,723,000

Loss before provision for income taxes and
   extraordinary item           (964,000) (1,642,000)(2,617,000)(2,414,000)

Provision for income taxes                                      36,000
0                             36,000                0

Loss before extraordinary item (1,000,000)(1,642,000)(2,653,000)(2,414,000)

Extraordinary item
  Gain-debt settlement net of tax               0             0      1,1
50,000                                  0

Net Loss
$(1,000,000)                 $(1,642,000)$(1,503,000)$(2,414,000)

Loss  attributable to
  common shareholders                                $(1,025,000)$(1,642,000)
$(1,534,000)                 $(2,414,000)

Loss before extraordinary item per
   common share                                            $       (.39)
$      (.97)        $     (1.04)     $      (1.43)

Extraordinary item per common share             $                      $
$         .45       $            _

Fully diluted extraordinary item per
      common share                                             $
$                     $         .45       $            _

Primary  loss per common share                       $        (.39)      $
(.97)       $      (.59)       $     (1.43)

See notes to condensed financial statements.

                         CREATIVE TECHNOLOGIES CORP.
                 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996
                                 (Unaudited)



                    Preferred Stock        Common Stock

Additional
                  Number of           Number of        Par           Paid-in
                    Shares    Value     Shares  Value   Capital    Deficit

Balance December 31, 1995                     7,501,000  $225,000$8,577,000
$(7,674,000)

Stock issued for assumption
     of debt in connection with
     loan settlement March 1996                333,000     10,000  324,000


One-for-three reverse stock split
          September 1996                   (5,223,000)

Sale of preferred stock:
           1996        600  $600,000
           1996-A      450   450,000

Conversion of debt into 1996-A
           preferred stock       720   720,000

Preferred stock dividend accrued                                  (32,000)

Net loss
(1,503,000)

Balance September 30, 1996      1,770         $1,770,000       2,611,000
$235,000        $8,869,000    $(9,177,000)






See notes to condensed financial statements.


                         CREATIVE TECHNOLOGIES CORP.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                     1996        1995
Net cash provided by (used in) operating activities  $117,000$(5,822,000)

Cash flows from investing activities:
  Acquisition of fixed assets                       (97,000) (596,000)
    Acquisition   of  intangibles                                           0
(55,000)

  Net cash used in investing activities             (97,000)  (651,000)

Cash flows from financing activities:
  Net (repayment)borrowing of revolving credit facility(2,658,000)4,500,000
  Proceeds from notes payable                      2,858,000  2,730,000
  Repayment of notes payable                     (2,054,000) (1,333,000)
  Exercise of options                                      0    10,000
  Proceeds from sale of common stock                        50,000
830,000                                              Proceeds from sale of
preferred stock                                        1,050,,000
0

Net cash (used in) provided by financing activities  (754,000)    6,737,000

Net (decrease) increase in cash                    (734,000)   264,000

Cash at beginning of period                          771,000        417,000

Cash at end of period                           $     37,000$      681,000


Supplemental disclosures of cash flow information

  Interest paid                                     $603,000     $ 704,000
    Taxes   paid                                                            0
$364,000


  The Company issued 720 shares of the 1996-A preferred stock for $720,000 of debt.




See notes to condensed financial statements.

                         CREATIVE TECHNOLOGIES CORP.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

Note A -  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995. For the three and nine month periods ending September 30, 1996 and 1995, all earnings per share amounts give effect to the one-for-three reverse stock split as explained in Note D.

Note B -  Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market are summarized as follows:

                               September 30, 1996

          Finished Goods               $1,621,000
          Work in Process and Parts     1,388,000

          Total                        $3,009,000

Note C-   Note Payable - Fleet Capital Corp.

In April of 1995 the Company obtained a line of credit and a term loan from Fleet Capital Corporation ("Fleet") for $14,000,000 and $1,000,000, respectively. Interest was being charged on both of these loans at a rate of 1% above prime and was collateralized by substantially all of the assets of the Company and the term loan was personally guaranteed by a stockholder. At September 30, 1995 and thereafter the Company was in default of certain terms of the agreement.

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
          Note payable - non-interest bearing issued by
               the company due not later than March 8, 1998 200,000 Assumed by a stockholder of the Company during March 1996 in exchange for 333,000
                           shares of common stock333,000
          Reduction of indebtedness due to settlement1,550,000
          Loan balance subject to settlement $3,583,000

The gain to the Company due to this settlement amounted to $1,150,000 net of income tax effect.

Note D-

On September 4, 1996 shareholders approved an amendment to the Certificate of Incorporation of the Company to effect a one-for-three reverse stock split of all of the authorized and outstanding Common Stock. On that date the Company had authorized 20,000,000 shares of Common Stock, $.03 par value and there were issued and outstanding 7,834,000 shares of Common Stock. After the one-for-three reverse stock split the authorized shares of Common Stock of the Company remains at 20,000,000 shares. Except for the receipt of cash in lieu of fractional interest, the reverse stock split did not affect any shareholders proportionate equity interest in the Company.

The reverse stock split reduced the number of then outstanding Shares, as indicated in the table below and provided for a corresponding increase in the par value from $.03 per Share to $.09 per Share. In connection with the reverse stock split, shareholders received one share of, or cash for any resulting fractional share, or both, in exchange for three then outstanding Shares.
Class   of   Stock                               Outstanding   Before   Split
Outstanding After Split
Common               Stock                                          7,834,000
2,611,000

The   number  of  outstanding  shares  after  the  reverse  stock  split   is
approximate. Except for changes resulting from the reverse stock split and the increase in the par value from $.03 to $.09 par value, the rights and privileges of holders of Shares of Common Stock remained the same, both before and after the reverse stock split.

                         CREATIVE TECHNOLOGIES CORP.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


Note E-   Preferred Stock - 1996 - (12% Cumulative)

The Company amended its Certificate of Incorporation to designate a new class of 10,000 shares of 1996 preferred stock $ .01 par value and a new class of 10,000 shares of 1996-A preferred stock $.01 par value, from 5,000,000 shares of preferred stock previously authorized. During June, 1996 the Company issued 600 shares of the 1996 preferred stock for $600,000 of debt owed to David Guttmann and related entities. During September, 1996 the Company issued 720 shares of the 1996-A preferred stock for $720,000 of debt owed to a company owned by David Guttmann and Barry Septimus, the husband of a principal stockholder of the Company and sold 450 shares of the 1996-A preferred stock for $450,000 to various Common stockholders of the Company including David Guttmann and Barry Septimus. Each share of 1996 and 1996-A preferred stock is subject to mandatory redemption two years from date of issuance at $1,000 per share plus unpaid dividends payable in cash, common stock or any combination thereof at the option of the Company. At any time prior to redemption the preferred stockholders can at their option convert their 1996 preferred stock into 333 shares of common stock and their 1996-A preferred stock into 1142 shares of common stock for each share of preferred stock held. The 1996 and 1996-A preferred stock are each entitled to a cumulative dividend of $120 per share per annum and shall be payable in quarterly installments on the first day of January, April, July and October commencing January 1, 1997. At September 30, 1996, $32,000 of 1996 preferred stock dividends were accrued.

Note F -  Income Taxes

The Company's net operating loss carry forwards for income tax reporting purposes aggregated approximately $7,672,000 as of December 31, 1995.

Note G -  Product Liability and Litigation

The Company received notice that several consumers claim to have suffered finger injuries while using one of the Company's appliance products. The claims are covered by the Company's product liability insurance carrier. The Company redesigned the appliance in August 1992, and believes that the modification made should minimize the possibility of such injury. The Consumer Product Safety Commission (the "CPSC") has made a preliminary determination that the Company's appliance product represents a "substantial product hazard" as that term is defined in the Consumer Product Safety Act. The Company has disputed this preliminary determination and is currently involved in negotiations with the CPSC to try to resolve this matter. The Company believes that the ultimate resolution of this matter will not have a material effect on its financial condition.

In November 1995, the Company filed a lawsuit against a vendor seeking damages of $1,700,000 for breach of contract and breach of warranty with respect to the vendor's manufacturing of certain products. In January 1996, the vendor denied the allegations in the complaint and counterclaimed for $1,400,000 predicated primarily upon allegations that the Company wrongfully canceled pending purchase orders. This matter has been settled and did not have a material effect on the Company's financial condition.

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company is engaged in the design, manufacture, marketing and distribution of niche consumer products. The Company currently sells electric motor-driven pasta machines and a food griller. Since January 1, 1996 the Company is also the exclusive distributor of Brabantia International ("Brabantia") products in the United States. These products include high quality bread boxes, step-on pails, waste paper baskets, ironing boards, 2 and 3 step stools, and a complete line of kitchen tools and other household items. Brabantia, headquartered in the Netherlands, is a leading manufacturer of top of the line houseware products in Europe. Its products are sold in 68 countries throughout the world. The Company also signed an exclusive agreement October 1, 1996 with Soehnle, a leading German company, to distribute their bathroom scales. Marketing activities have begun but no sales are expected until 1997.

For the nine month period ending September 30, 1996, net cash provided by operating activities was $117,000, $97,000 was used in investing activities and net cash of $754,000 was used in financing activities. As a result, for the nine month period ending September 30, 1996 cash decreased by $734,000 to $37,000. The accounts receivable decreased to $1,690,000 at September 30, 1996 from $2,907,000 at December 31, 1995, reflecting high collections and relatively low sales volume during the first nine month period. The accounts payable and other liabilities decreased to $1,470,000 at September 30, 1996 from $1,664,000 at December 31,1995.

The Company amended its Certificate of Incorporation to designate a new class of 10,000 shares of 1996 preferred stock $ .01 par value and a new class of 10,000 shares of 1996-A preferred stock $.01 par value, from 5,000,000 shares of preferred stock previously authorized and during June, 1996 issued 600 shares of the 1996 preferred stock for $600,000 of debt owed to David Guttmann and related entities. During September, 1996 the Company issued 720 shares of the 1996-A preferred stock for $720,000 of debt owed to a company owned by David Guttmann and Barry Septimus, the husband of a principal stockholder of the Company and sold 450 shares of the 1996-A preferred stock for $450,000 to various Common stockholders of the Company including David Guttmann and Barry Septimus. Each share of 1996 and 1996-A preferred stock is subject to mandatory redemption on June 1, 1998 and October 1, 1998, respectively at $1,000 per share plus unpaid dividends payable in cash, common stock or any combination thereof at the option of the Company. At any time prior to redemption the preferred stockholders can at their option convert their 1996 preferred stock into 333 shares of common stock and their 1996-A preferred stock into 1142 shares of common stock for each share of preferred stock held. The 1996 and 1996-A preferred stock are each entitled to a cumulative dividend of $120 per share per annum and shall be payable in quarterly installments on the first day of January, April, July and October commencing January 1, 1997. At September 30, 1996, $32,000 of 1996 preferred stock dividends were accrued.

Until April 1995, the Company sold substantially all of its trade receivables at various levels of recourse to Rosenthal & Rosenthal (the"factor"). On April 19, 1995, the Company ceased the factoring arrangement with Rosenthal & Rosenthal and instead obtained a one year credit facility from Fleet Capital Corporation ("Fleet") in the total amount of $15,000,000, consisting of a one year term loan of $1,000,000 and a revolving credit facility for the remainder. The term loan was payable in twelve equal installments and was personally guaranteed by David Guttmann, the Chief Executive Officer. Loans on the revolving credit facility were available in amounts equal to 70% of the Eligible Accounts Receivables plus the lesser of $7,500,000 or the sum of the Eligible Inventory. The Company paid a closing fee of $100,000 to Fleet and $120,000 to a finder. In February 1996, the Company and Fleet agreed to discontinue the banking relationship. During March 1996 the Company repaid Fleet $1,500,000 and executed a non-interest bearing unsecured two year note to Fleet in the amount of $200,000. In addition, David Guttmann assumed the payment of the remainder of the term loan in the total amount of $333,000. In order to repay Fleet the workout amount, the Company obtained short term loans of $1,000,000 from several individuals. The loans provided for interest at 2% per month plus expenses. The Company derived a pre-tax profit on the workout of $1,550,000. The Company is seeking to obtain a new line of credit in order to repay the short term loans and for working capital. The Company issued 333,000 shares during March 1996 to the designees to David Guttmann in consideration for their assumption of the term note in the amount of $333,000.

During the second quarter of 1996 the Company borrowed $650,000 net of repayments from David Guttmann and related entities repayable within three months. These funds, together with funds received from various individuals this quarter, were used to repay $650,000 to certain individuals who had loaned the Company this amount for the Fleet workout and for working capital purposes. Effective June 1996 $600,000 of debt owed to David Guttmann and related entities was exchanged for 600 shares of 1996 preferred stock .

During the Third quarter the company received $433,000 from various common stockholder's of the Company including David Guttmann and Barry Septimus. Of this amount $270,000 together with $180,000 previously loaned to the Company was used to purchase 450 shares of 1996-A preferred stock- 12% cumulative. $143,000 of loans, net of repayments, received this quarter were used for working capital purposes. At September 30, 1996 the Company had notes payable in the amount of $1,000,000 payable on demand to an entity whose principal is a director of the Company. At September 30, 1996, the Company also had $2,868,000 of notes outstanding to various individuals and shareholders of the Company. Interest on loans of $3,868,000 vary from 18% to 12% per annum. Loans amounting to $3,859,000 are guaranteed by David Guttmann and Barry Septimus.

The  Company  expects to fund future operations by obtaining  bank  lines  of
credit,  if  available,  borrowing  money  privately  and  cash  flows   from
operations.

At September 30, 1996, the Company had outstanding approximately $175,000 in commercial letters of credit covering production and importation of the Grill Express.

The Company has reduced expenses by cutting its administrative staff, closing its assembly plant in Brooklyn, New York and moving the manufacture of the Pasta Machine and Grill Express to a more reliable factory in China, cutting back or eliminating the use of outside consulting services and otherwise reducing overhead. In addition, certain key employees have taken voluntary pay cuts.

Results of Operations

The Company had net sales of $1,227,000 and $3,998,000 respectively for the three and nine month periods ending September 30, 1996 as compared to net sales of approximately $3,831,000 and $12,408,000 for the three and nine month periods ending September 30, 1995. The decrease in sales for the comparative three and nine month periods is attributable to continued softness in demand for the Grill Express and Pasta Machine offset by sales applicable to the introduction of the Brabantia product line. For the three and nine month periods ending September 30, 1996 sales of electric products were approximately 46% and 70% respectively with non - electric products representing the remainder in each period. For the three and nine month periods ending September 30, 1995 electric products represented 100% of sales.

Gross profit margins for the third quarters ending September 30, 1996 and September 30,1995 were 36.1% and 39.4% respectively. Gross profit margins for the nine month periods ending September 30, 1996 and September 30, 1995 were 44.1% and 50.8% respectively. The decrease in gross profit margins is attributable to margins being lower on the imported Brabantia product line where the Company acts as a distributor as opposed to higher gross profit margins on its own manufactured products. These lower gross profit margins were offset by certain expenses previously considered part of cost of sales when the Company was assembling and manufacturing products in its Brooklyn facility and are now being classified as Warehousing Expense. The benefit of high gross profit margins in 1995 was offset by media purchases (advertising expense) associated with infomercial sales which are part of operating expenses. Profit margins on sales after cost of sales and media purchases for the third quarters ending September 30, 1996 and September 30, 1995 were 35.8% and 1.2% respectively and for the nine month periods ending September 30, 1996 and September 30, 1995 were 38.4% and 18.4% respectively representing management's decision to reduce expenditures for the airings of the infomercial during the first three quarters of 1996.

Selling, general and administrative expenses were $968,000 and $1,414,000 or 78.9% and 36.9% respectively of net sales in the three month periods ending September 30, 1996 and September 30, 1995. The selling, general and administrative expenses were $2,651,000 or 66.3% in the nine month period ending September 30, 1996 as compared to $3,909,000 or 31.5% for the nine month period ending September 30, 1995. The reduction in expenses reflects the effect of management's cost cutting program although the higher percentage of these expenses to net sales reflect the reduction in net sales from 1995 to 1996.

The Company is no longer assembling and manufacturing its products in its Brooklyn facility. As a result, certain expenses previously shown as cost of sales are now classified as Warehousing Expense. During the three and nine month periods ending September 30, 1996 these expenses amounted to $302,000 and $937,000 respectively compared to $460,000 and $1,555,000 which were included in cost of sales in the comparable periods of the prior year.

Advertising expenses for the three and nine month periods ending September 30, 1996 were $4,000 and $229,000 respectively compared to $1,465,000 and $4,027,000 for the comparable periods of the prior year. The decrease in advertising expenses were due to management's decision to reduce expenditures for the airings of the infomercial during the first three quarters of 1996.

Interest expense in the three month periods ending September 30, 1996 and September 30, 1995 was $133,000 and $273,000 respectively. This decrease of $140,000 is primarily due to lower borrowings. For the nine month periods ending September 30, 1996 and September 30, 1995 interest expense was $563,000 and $787,000 respectively. The decrease of $224,000 was primarily due to lower borrowings in the second and third quarters of 1996 verses 1995, the Fleet debt settlement in the first quarter of 1996 and lower interest rates on debt owed Fleet during the first quarter verses interest rates on debt owed a factor in the comparative quarter of the prior year.

The settlement of the Fleet debt during the three month period ending March 31, 1996 resulted in a gain to the Company of $1,550,000 reduced by applicable income taxes of $400,000 or a net gain after income taxes of $1,150,000 as follows:

Loan balance subject to settlement           $3,583,000
Paid by the Company                         (1,500,000)
Note payable issued by the Company
     non-interest bearing, due not later than March 8, 1996 (200,000) Debt assumed by a stockholder of the Company during March 1996
     in exchange for 333,000 shares of common stock.      (333,000)
Gain on debt settlement before income tax     1,550,000
Income Tax                                      400,000
Net gain on debt settlement                  $1,150,000

Due to the foregoing, the Company reported for the three and nine month periods ending September 30, 1996, a loss before extraordinary gain of $1,000,000 and $2,653,000 respectively compared to a loss before extraordinary gain of $1,642,000 and $2,414,000 respectively in the comparable periods of the prior year. For the three and nine month periods ending September 30, 1996 the Company reported a net loss of $1,000,000 and $1,503,000 respectively compared to a net loss of $1,642,000 and $2,414,000 respectively in the comparable periods of the prior year.

                          PART II OTHER INFORMATION


Item 2.                               Change In Securities

On September 4, 1996 the shareholders approved an amendment to the Certificate of Incorporation of the Company to effect a one-for-three reverse stock split. The reverse stock split reduced the amount of outstanding shares of Common Stock from 7,834,000 shares to 2,611,000 shares. The par value was increased from $.03 to $.09 per share.

In June and September 1996 the Company issued 600 shares and 1170 shares of preferred stock, respectively for $1,000 per share. The shares of Preferred Stock are preferred as to assets over the shares of Common Stock so that, in the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution, is made to the holders of the Common Stock an amount equal to $1,000 per share of Preferred Stock plus all accrued but unpaid dividends.




Item 4.      Submission of Matters to a Vote of Securities Holders

The annual meeting of the shareholders of the Company was held on September 4, 1996. David Guttmann, David Refson, Benjamin Sporn and Richard Helfman were each elected directors of the Company. The shareholders also approved a three-for-one reverse stock split. 5,402,971 votes were cast for the split, 83,432 votes were cast against the split and 18,106 votes abstained.




Item 6.      a.                                   Exhibits

       Exhibit 27.  Financial Data Schedule

  b.   Reports on Form 8-K

       The Registrant did not file reports on Form
       8-K during the nine months ended September 30, 1996.

                         CREATIVE TECHNOLOGIES CORP.

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CREATIVE TECHNOLOGIES CORP.
                                   Registrant





Dated :  November 12, 1996         By:  S/David Guttmann
                                        David Guttmann, CEO