Form 10KSB
period 1996-12-31
CREATIVE TECHNOLOGIES CORP
filed 1997-04-14
CIK 785321

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549

	FORM 10-KSB

	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended
December 31, 1996						Commission File No. 0-15754

	CREATIVE TECHNOLOGIES CORP.

	(Exact name of small business issuer as specified in its Charter)

NEW YORK						11-2721083
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

	170 53rd Street, Brooklyn, New York 11232
	(Address of principal executive offices)  (Zip Code)

Registrant's telephone number,
including area code:				(718) 492-8400

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class				on which registered

			None

Securities registered pursuant to Section 12(g) of the Act:

	Common Stock, $.09 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X  				NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrants revenues for fiscal year ended December 31, 1996 was $4,986,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant is $1,348,334 as of March 28, 1997.

The number of shares outstanding of the registrant's Common Stock as of March
 28, 1997 is:

Class				Outstanding at March 28, 1997

Common Stock, $.09 par value			   2,611,394






PART I


ITEM 1.	BUSINESS

Creative Technologies Corp. (the "Company") is engaged in the design, manufacture, and marketing of niche consumer houseware products. The Company currently sells electric motor-driven pasta machines under the name "Pasta Express" and "Takka Pasta and Dough Machine" and a food griller under
the name "Grill Express".    The Company is  the exclusive distributor of
Brabantia International (Brabantia) products in North America.   Brabantia,
headquartered in the Netherlands, is a leading manufacturer of top of the line non-electric houseware products in Europe. Its products are sold
in 68 countries throughout the world.   In addition, since October 1, 1996,
the Company has been the exclusive distributor in the United States and Canada of bathroom scales, manufactured by Soehnle-Waagen GmbH & Co., headquartered in Murrhardt, Germany. The Company would consider becoming a distributor of other products that it believes would compliment the products that they are currently selling. The Company has not identified any other products at this time.



Brabantia Products

The Company and Brabantia, a Netherlands company, entered into a five-year Distributorship agreement effective January 1, 1996. The agreement provides that the Company will have the exclusive right to distribute Brabantia
products in the United States and Canada.    Brabantia manufactures high
quality houseware products and sells its products in 68 countries throughout the world. Sales of Brabantia products worldwide in 1996 were in excess of $100,000,000.

Brabantias major product categories include bread boxes, storage canisters, step-on cans, ironing boards, mail boxes, kitchen tools and gadgets, step stools, waste paper baskets, cork screws and items used in food preparation. Brabantias product lines are of high quality. Brabantia develops and introduces new products every year and could produce private labels for special occasions.

The Company believes that Brabantia's product line has been well received by the retail community and its product line is non-seasonal, non-cyclical, and appeals to a broader range of customers than the Company's pasta machine and griller. Furthermore, the inclusion of these products and the line of scales
 described below will diversify the Companys product line.   Historically,
the return rate for Brabantia products is low. The Brabantia line of products is being marketed primarily by the, Companys Chief Executive Officer and the President to department stores, speciality stores, mass
merchandising stores and outlets.   The Company also displays its products
at two major houseware shows.

Soehnle-Waagen - Scales

The Company and Soehnle-Waagen GmbH & Co. entered into an exclusive distribution agreement effective as of October 1, 1996. The agreement provides that the Company will have the exclusive right to distribute Soehnle's products, consisting of a full line of bathroom scales in the United States and Canada. The agreement provides that it would terminate on December 31, 1997, and that prior to such date the parties would in good faith enter into a five year extension which would contain minimum purchase obligations and penalties for early termination. The Company is currently negotiating with Soehnle the terms of the extension of the Agreement.


The Company believes that Soehnle's product has been well received by the retail community. The scales are being marketed in the same way as the Company markets its Brabantia line.

Pasta Machine

The Company manufactures and sells electric motor-driven pasta machines which mix, knead, extrude and dry dough. The Company is currently selling four
different models ranging in price at retail from $99.00 to $169.00.    The
pasta machines are currently being manufactured and assembled for the Company in China with a limited number of pasta machines being assembled by the
Company at its Brooklyn facility.   The Company fills orders as they are
received and generally maintains an inventory of finished goods to meet projected orders. The models currently being sold by the Company are differentiated by the quantities of dies (to create as many as 24 different types of pastas), construction material, appearance, ability to "dry" the pasta and by varying the accessory kits.


The Company's pasta machines have been sold throughout the United States and Canada in various department stores, certain mail order catalogues, speciality stores and other mass merchandising stores and outlets. The Companys marketing and sales activities are currently being done primarily by
 its Chief Executive Officer and its President.   In addition, the Company
demonstrates the pasta machine at two major houseware shows.



During 1994 and 1995, approximately seven new companies entered into the electric pasta machine market, most producing lower priced machines. The effect of the new entries on the market was to saturate the market with less expensive machines, causing price erosion and hurting sales throughout 1995. In addition, throughout 1995, many of these new entries abandoned the pasta machine market, causing a glut of pasta machines on the market as they closed out their inventory positions. This, along with poor retail demand, negatively effected sales in 1996. Because of the poor retail demand for this product, the Company has temporarily reduced its marketing efforts domestically.

Grill Express

The Grill Express is designed to grill food very quickly by utilizing heat and pressure and cooking both sides of the item simultaneously. The Griller is capable of grilling chicken and steak in one to two minutes and vegetables and shrimp in under 30 seconds, while retaining the appearance and taste inherent to traditional grilling. The Grill Express has a removable top grill element which adjusts to the height of the food and a patented cooking process which utilizes heat and pressure in a liquid sealed environment, allowing foods to retain their natural juices and essentially their full size.

Marketing of this product to retail stores is being accomplished in substantially the same manner as the Company markets the pasta machine and is generally selling in the same stores. The Company, however, has temporarily reduced its domestic marketing efforts for the Grill Express. This product is being manufactured and completely assembled for the Company in China. The typical retail price for this product is $99.00 - $149.00. The Company is unaware of a similar product on the market that will cook food in as short a time as the Company's griller. During the last quarter of 1996 and the first quarter of 1997, the Company sold the Grill Express to an overseas entity which is selling the product in parts of Asia and Europe. The Company is in the process of negotiating a distribution agreement covering certain overseas markets.




Product Warranty

The Company provides a limited six-month to one-year warranty on parts and labor on its electric products. The Company replaces, free of charge, any machines returned to it which are covered by the warranty. Products which are defective are either returned for credit or repaired in-house. Products which have been returned used but undamaged are repackaged and sold through remarketers, while unopened products are put back into inventory. The
Company has a toll free number with customer service representatives.

Brabantia products sold by the Company contain between a two and ten-year limited warranty provided by Brabantia. Soehnles products have a three year warranty provided by Soehnle. Any product returned to the Company as defective is returned to Brabantia or Soehnle for partial credit.

Lack of Proprietary Rights

The Pasta Machine is covered by a basic utility patent and a design patent. In July 1993, the Company, by letter to Popeil Pasta Products Inc. ("Popeil"), charged them with infringement of the Company's pasta machine patent. Popeil obtained a declaratory judgement that its pasta machine does not infringe the Companys patent. Popeil commenced an action in Superior Court of the State of California for malicious prosecution and intentional interference with economic relationships, against the Company, a director and the attorneys that represented the Company in connection with this patent suit.
The Company and its directors and attorneys have settled the action with Popeil on undisclosed terms that had no material adverse affect on the Companys financial condition.


The Company also received a utility and design patent for the Grill Express. There can be no assurance that the current patents will provide the Company with significant protection from infringement or that any other patent will be granted or that any invention will be developed into commercially viable products or that other entities will not assert claims against the Company with respect to any products developed which may be covered by any such patent.
The manufacture and marketing of any products may involve the use of patented processes or proprietary information, the rights to which are held by others. The Company may be adversely affected by the costs and delays resulting from any litigation which may be required to enforce any patents or licenses or otherwise to protect non-patentable inventions, and there is no assurance that the Company would be successful in such litigation.

Product Liability

The Company has product liability insurance of up to $1 million per incident. In July 1994, the Consumer Product Safety Commission (the "CPSC") requested that the Company provide it with information to allow the CPSC to determine whether any defect is present in the Company's pasta machine. The request from the CPSC was precipitated by a consumer claiming that she severed the tip of her finger while operating the Company's pasta machine. The CPSC has made a preliminary determination that the Pasta Express represents a substantial product hazard as that term is defined in the Consumer Product Safety Act. The Company has disputed this preliminary determination. The CPSC and the Company have agreed in principle on a Voluntary Corrective Action Plan whereby the Company, at its own expense, will offer consumers who purchased and still have the Company's Pasta Machine manufactured prior to August 1992 a newly revised plastic lid which provides a greater degree of sensitivity for the safety cut off switch. The Plan should be implemented shortly.

The Company has received notice that several other consumers claim to have suffered finger injuries while using the pasta machine. These claims are covered by the Company's product liability insurance carrier. The Company redesigned the lid of the pasta machine in August, 1992. The Company believes that this modification should minimize the possibility of such injury.



Competition

The Company's products have applications in the consumer field which includes many major companies and research centers developing, manufacturing and marketing products that are similar to the Company's products, some of which companies may dominate their particular market. The Company believes that its various products have features not available on competitors products. The Company believes that there were approximately six different companies producing and marketing electric pasta machines in the U.S. in 1996. Some of these companies are no longer producing pasta machines.

Competition for the Grill Express comes from grills manufactured by approximately four other companies and such competitors grills generally sell at lower price points. The Company believes that such competitive grills cannot replicate the results produced by the Grill Express in terms of taste, convenience or cleanup. These companies, however, are major companies with substantially greater financial resources than the Company.

Brabantias products and Soehnles scales also compete with numerous companies selling similar products. The Company believes that Brabantias products are of higher quality than most competitors. The scales that are distributed by the Company have generally a higher price point than most competitors although the Company also distributes lower priced scales.

Employees

The Company has an administrative staff, including customer services, of approximately 23 people and currently employs approximately 7 hourly workers, who are engaged in shipping and repairing the Company's products in
Brooklyn, New York.    The Company entered into an agreement with United
Production Workers Union, Local 17-18 under which agreement the hourly employees of the Company receive certain health benefits and cost of living increases. This agreement terminates March 19, 1999.


ITEM 2.	PROPERTIES

The Company's executive offices and warehouse consist of approximately 120,000 square feet located at 170 53rd Street, Brooklyn, New York 11232, and is leased from Ace Surgical Supply Co., Inc. (Ace) pursuant to a lease terminating on December 31, 2001. The Company also leases
an office in Hong Kong on a month-to-month basis.    Rent expense, inclusive of
real estate taxes and assessments, for 1996 was approximately $624,000.   See
"Certain Relationships and Related Transactions." The Company believes that its executive offices and warehouse space are sufficient for its current needs.


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

There were no matters submitted for the vote of stockholders during the fourth quarter of the fiscal year covered by this report.


PART II.

ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock is currently listed for trading on the Bulletin Board. Prior to December 18, 1996, the Common Stock was traded in the over-the-counter market on the National Market System of the National Association of Securities Dealers Automatic Quotation System ("NASDAQ"). The
 following table sets forth the range of high and low bid prices of the Company's Common Stock as quoted by NASDAQ. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual
transactions.   The bid prices  have been retroactively adjusted to reflect the one-for-three reverse stock split effected in September 1996.



Fiscal Year Ended
December 31, 1995
High Bid  Low Bid

Fiscal Year Ended
December 31, 1996
High Bid  Low Bid




COMMON STOCK (CRTV)










First Quarter

15

12-9/32

5 -1/16

2-1/4


Second Quarter

13-
7/8

6- 3/4

3 - 3/8

1 -
7/8


Third Quarter

9-
9/16

7-1/2

1 - 3/4

3/4


Fourth Quarter

9-
15/16

3-3/8

1 - 1/2

7/16


The closing bid price of the Common Stock on April 4, 1997 was 5/8.

At March 28, 1997, there were in excess of 1,000 Shareholders. Holders of Common Stock are entitled to dividends, when, as, and if declared by the Board of Directors out of funds legally available therefore. The holders of the Common Stock may not receive dividends until the holders of the Preferred
 Stock receive all accrued but unpaid dividends.   The Company has not paid
any cash dividends on its Common Stock and, for the immediate future, intends to retain earnings, if any, to finance the development and expansion of its business.


ITEM 6.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The Company had substantial operating losses for the years ended December 31, 1996 and 1995 of $8,990,000 (before an extraordinary gain of $1,550,000) and $7,251,000, respectively, and as of December 31, 1996, had a working capital deficit of $4,846,000. 1996 operating results were adversely affected by weak retail demand for pasta and grill machines, high returns of the pasta and grill machines relative to sales, and greater than anticipated start up expenses and difficulties associated with marketing of the Brabantia product line. The 1996 operating loss also reflects managements decision to reduce its marketing efforts to sell to the domestic electrics market, at least temporarily, and manufacture primarily for export. Because of this change in corporate direction, assets totaling approximately $4,789,000 associated with its electrics business were written off. These assets included all excess toolings and molds, parts inventory, and the remaining assets associated with the Wonder Cooker and Frozen Express. Adequate reserves were also established to account for future electrics returns and the costs associated with discontinued manufacturing. As a result of all of these write offs, for the year ended December 31, 1996 gross profit was negatively effected by $3,513,000, selling general and administrative expenses increased
 $187,000 and restructuring costs amounted to $1,089,000.

Management believes that this decision is consistent with its strategy of concentrating on distributing non electric European houseware lines. The Company signed a distribution agreement with Soehnle, a major German manufacturer of bathroom scales, in October 1996 and believes that this line, as well as the Brabantia Line, have good sales potential in North America. Going forward, the Company will continue to seek strategic partnerships with other manufacturers of high quality, superior designed, and complementary houseware products.

The Company believes that it will be able to continue as a going concern and generate sufficient cash flow to meet its obligations as they come due. The Company has seen its customer base steadily increase on a monthly basis and management believes that there is positive sales momentum being generated.
The Company receives favorable terms from its suppliers, has and will continue to negotiate increased bank availability with Century Business Credit Corporation (Century), and has raised money by selling equity and by obtaining short term loans. Cost cutting measures to reduce overhead continue and management will also begin exploring the possibility of selling its electrics business to a third party in order to generate cash. Management believes that this course of action represents the quickest and best route to increase sales, restore profitability and achieve its corporate objective of becoming an important supplier of housewares to the retail community.

Liquidity and Capital Resources

For the year ended December 31, 1996 (fiscal 1996), cash used in operating activities was $575,000. Cash of $37,000 was used in investing activities and cash of $59,000 was used in financing activities. As a result, at December 31, 1996 cash decreased by $671,000 to $100,000 compared to $771,000 at December 31, 1995. The Company had a negative working capital of $4,846,000 at December 31, 1996.

Accounts payable and other liabilities increased to $2,810,000 at December 31, 1996 from $1,664,000 at December 31, 1995 due to a build up of inventory of Brabantia products. At December 31, 1996, the Company had outstanding approximately $189,000 in commercial Letters of Credit covering the production and importation of the Grill Express and Pasta Express.

At December 31, 1996, the Company had notes payable due on demand in the amount of $1,000,000 payable to an entity whose principal is a director of the Company. The loan bears interest at a rate of 12% per annum. At December
31, 1996, the Company also had $2,800,000 of notes outstanding to various individuals and shareholders of the Company. These additional loans bear interest at between 12%-18% per annum and are also due on demand. These loans, amounting to $3,800,000, were guaranteed by David Guttmann, the CEO and a principal shareholder of the Company, and Barry
Septimus, the husband of a principal shareholder of the Company.


The Company amended its Certificate of Incorporation to designate a new class of 10,000 shares of 1996 preferred stock $.01 par value and a new class of 10,000 shares of 1996-A preferred stock $.01 par value, from 5,000,000 shares of preferred stock previously authorized. During June 1996, the Company issued 600 shares of the 1996 preferred stock for $600,000 of debt owed to David Guttmann and related entities. During September 1996, the Company issued 720 shares of the 1996-A preferred stock for $720,000 of debt owed to a company owned by David Guttmann and Barry Septimus, the husband of a principal stockholder of the Company and sold 450 shares of the 1996-A preferred stock for $450,000 to various Common stockholders of the Company including David Guttmann and Barry Septimus. Each share of 1996 and 1996-A preferred stock is subject to mandatory redemption two years from the date of issuance at $1,000 per share plus unpaid dividends payable in cash, common stock or any combination thereof at the option of the Company. At any time prior to redemption, the preferred stockholders can at their option convert their 1996 preferred stock into 333 shares of common stock and their 1996-A preferred stock into 1,600 shares of common stock for each share of preferred stock held. The 1996 and 1996-A preferred stock are each entitled to a cumulative dividend of $120 per share per annum and shall be payable in quarterly installments on the first day of January, April, July and October commencing January 1, 1997. At December 31, 1996, $78,000 of preferred stock dividends were accrued.

On December 20, 1996, the Company obtained a two year credit facility from Century Business Credit Corporation (Century) in the total amount of up to $300,000. Loans on the revolving credit facility are available up to (i) the lesser of $200,000 or 40% of the Companys eligible inventory (as defined in the Agreement), plus (ii) the lesser of $100,000 or 40% of the eligible accounts receivables (as defined in the Agreement).

The Company pays interest at the greater of 9% or the prime rate plus 2.75%. The Company also pays a minimum loan fee in the event that the closing daily unpaid balance is less than a certain amount. The Company paid a facility fee to obtain the line of credit and pays certain administrative fees. Century obtained a security interest in all the assets of the Company.

David Guttmann and Ace Surgical Supply Co., Inc., Consolidated Disposables, Inc. and Universal Medical Products, Inc., entities that David Guttmann is a principal of, guaranteed the obligations of the Company to Century and in return, the Company guaranteed the obligations of Ace and Consolidated under a loan from Century to these entities.



Results of Operations

The Company had net sales of approximately $4,986,000 in the fiscal year ended December 31, 1996 compared to net sales of approximately $14,142,000 for the fiscal year ended December 31, 1995. The decrease in sales was primarily the result of less unit sales of Pasta Machines and Grill Expresses, a lower average selling price, and high returns relative to sales. Start up marketing difficulties associated with distributing Brabantia products were also much higher than anticipated. A negative gross profit margin was realized for the fiscal year ended December 31, 1996 because of the high returns relative to sales, managements decision to write off electrics parts inventory, and reserves established against sales for future returns.

Selling, general and administrative expenses for fiscal 1996 were $4,091,000, a decrease of $5,361,000 from fiscal 1995 expense of $9,452,000. This decrease is attributable primarily to a decrease in advertising expenses associated with running infomercials. Infomercial media expenses in 1995 were approximately $4,753,000 but were negligible in 1996.

Interest expense and financing costs in fiscal 1996 were $793,000, a decrease of
 $505,000 from the $1,298,000 incurred during fiscal 1995 due to the lower level of business, lower interest rates negotiated on the notes payable and the sale of preferred stock used to finance operations.

Ending inventory at December 31, 1996 was $1,609,000 compared to $3,296,000 at December 31, 1995. The decrease was primarily attributable to the write off of electrics parts inventory.

In March of 1996, the Company entered into an agreement with its former bank to pay off its indebtedness and release both the Company and the bank from any future obligations. The Company borrowed additional funds to pay off the indebtedness. The resulting settlement which occurred in March 1996, is summarized as follows:

          Loan balance subject to settlement	$3,583,000

          Paid by the Company	(1,500,000)
          Note payable  non-interest bearing issued by the
              Company  due March 11, 1998	(200,000)

          Debt assumed by a stockholder of the Company
              in exchange for 111,000 shares of common
              stock		(333,000)

          Gain on debt settlement	1,550,000



Due to the foregoing, the Company had a net loss of approximately $7,440,000 for fiscal 1996 compared to a net loss in fiscal 1995 of approximately $7,251,000.



ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Pages F-1 through F-17


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III.


ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
The officers and directors of the Company are as follows:

   Name		Age	Title

Benjamin Sporn	58	Chairman of the Board

David Refson	51	Vice Chairman and
Director

David Guttmann	50	Director and Chief
 				Executive Officer

Richard Helfman	50	Director and President

David Selengut	41	Secretary


Benjamin Sporn has been a Director of the Company since January 1985 and Chairman of the Board since March 1990. Since 1995 he has been Vice
President Legal of AMBI Inc. Mr. Sporn was an attorney in private practice from January 1990 until 1995. From 1964 until December 1989, Mr. Sporn was an attorney with AT&T and retired as General Attorney for Intellectual Property matters. Mr. Sporn is Chairman of the Board of Micel Corp.


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


David Guttmann has been a director and Chief Executive Officer of the Company since May 1994. From June 1983 until May 1994, Mr. Guttmann was Chief Executive Officer of Applied Microbiology Inc., and was its chairman until October 1995. Mr. Guttmann also serves as Chairman of Ace Surgical Supply Co., Inc., a supplier of disposable surgical materials to the health care field.

Richard Helfman has been a Director of the Company since April 1990 and President since March 1990. He devotes all his business time to the affairs of the Company. From May 1987 to June 1989, Mr. Helfman was a commercial lending officer at The First New York Bank for Business, and from 1979 until May 1987, was a commercial lending officer at Extebank.

David Selengut was elected Secretary of the Company in September 1987. Mr. Selengut has been a partner at the law firm of Singer Zamansky LLP since May 1995. That firm has acted as counsel to the Company with respect to certain matters. From May 1988 until April 1995, he was an Associate in the law firm of Neiman Ginsburg & Mairanz P.C., New York, New York.

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

To the Companys knowledge, there were no delinquent 16(a) filers for transactions in the Companys securities during the year ended December 31, 1996.

ITEM 10.	EXECUTIVE COMPENSATION

The compensation paid to the Company's Chief Executive Officer and to each of the other executive officers whose total compensation exceeded $100,000 during each of the preceding three fiscal years are as follows:

	1996 SUMMARY COMPENSATION TABLE
  		 Annual                 Other Annual	Long-Term
             Compensation		Compensation
			Awards
Name and Principal    Year             Salary      Compensation	       Options
Position                                        ($)	      ($)	            (#)
David Guttmann,       1996              $50,000		      16,666(2)
Chief Executive Officer

	                     1995          	$128,218(1)
		       1994	$88,269(1)				-0-

Richard Helfman,
President
		      1996	$180,000				25,000(3)

		      1995	$187,692	-0-

                              1994           $234,576

Benjamin Sporn,	1996	-0-		-0-		         16,666(2)
Director

(1)	Represents compensation since May, 1994.  David Guttmann was being compensated at the rate of $150,000 per annum. Mr. Guttmann voluntarily reduced his salary to $50,000 per annum during the latter part of 1995.

(2)	Represents options previously granted with the exercise price lowered to
$2.05 on April 30, 1996.

(3)	Includes 16,666 options previously granted with the exercise price lowered to $2.05 on April 30, 1996.




	OPTION GRANTS IN 1996
					Percent of Total
		Options		Options Granted to		Exercise	Expiration
Name 			Granted		Employees in Fiscal Year	 Price		 Date
(a)			(b)		1996				 $

David Guttmann, 	16,666(1)	13.7%             2.05   May 26, 2004
Chief Executive Officer


Richard Helfman	    16,666(1)                 13.7%		      2.05 		May 25, 2004

			     8,333	           6.8%		               2.05	             April 30, 2001

Benjamin Sporn	16,666(1)	13.7%                           2.05   June 10, 2003

(1)	Represents options previously granted with the exercise price lowered to
$2.05  per share on April  		30, 1996.
AGGREGATED OPTION EXERCISES IN 1996 AND FOR YEAR-END OPTION VALUES
	            Number of	 Value of
					 	 Unexercised	Unexercised
  					  	 Options  	in-the-Money
  					 	 at Fiscal	Options
			                           	Year-End	at Fiscal
					 	(#)	            Year-End ($)

		Shares		Value		Exercisable/	Exercisable/
Name		Acquired on	Realized	Unexercisable	Unexercisable
		Exercise (#)	$
(a)		(b)		(c)		(d)		(e)
David Guttmann    -0-		-0-		16,666/0`````````-0-

Benjamin Sporn    -0-		-0-`````````````	16,666/0``````````-0-

Richard Helfman  -0-		-0-		25,000/0`````````  -0-

The Company maintained a Qualified Retirement Plan and Trust for qualified employees effective as of January 1, 1993. Under the plan, a profit sharing
plan, the Company's contributions are discretionary.   The Company terminated
 the Plan in 1996.

At a Board of Directors meeting held on April 30, 1996, the Board of Directors determined that it should issue 46,666 stock options to certain officers and employees of the Company exercisable at $2.05 per share, the market price on April 29, 1996, in order to provide an incentive for them to continue providing services to the Company. For the same reason, the Board of Directors determined that it should lower the exercise price of 86,666 stock options previously issued from $3.00 per share to $2.05 per share, the market price on April 29, 1996, of which 16,666 stock options were previously issued to each of Benjamin Sporn, David Guttmann and Richard Helfman.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

 The following table sets forth, as of March 28, 1997, certain information as to the stock ownership of each person known by the Company to own beneficially
5% or more of the  Company's outstanding Common Stock, by each director of the Company who owns any shares of the Company's Common Stock and by all officers and directors as a group:
                								Percentage of
                                    						        Class
Name of Beneficial		Number of Shares of          	           	        As of

     Owner             		Common Stock Owned (1) 	              March 28, 1997

Ace Surgical Supply Co., Inc.	       1,152,000(2)  			    30.6%
170 53rd Street
Brooklyn, NY

Bonnie Septimus (3)         	      169,711                             	6.5%
72 Lord Avenue
Lawrence, NY

David Guttmann  (4)	        	     1,596,427				    40%
170 53rd Street
Brooklyn, NY

Benjamin Sporn  (5)         	     31,847				     1.2%
170 53rd Street
Brooklyn, NY

Richard Helfman (6)     		   47,777				     1.8%
170 53rd Street
Brooklyn, NY

All officers and
  directors as a
  group (5 persons)(7)     	         1,686,051				    42%

(1)	Except as otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the persons named.

(2)	Consists of shares issuable upon conversion of the 1996-A Preferred Stock.

(3)	A portion of the Common Stock is owned by Mrs. Septimus as nominee for certain members of her family.

(4)	A portion of the Common Stock is currently being held by Mr. Guttmann as nominee for certain members of his immediate family. Includes 16,666 shares issuable upon exercise of stock options. Also includes shares of Common
Stock issuable upon conversion of 1996 and 1996-A Preferred Stock owned by him and Ace Surgical Supply Co., Inc., a corporation in which he is a principal.

(5)	Includes 16,666 shares underlying immediately exercisable installments of options.

(6)	Includes 25,000 shares underlying immediately exercisable options.

(7)	Includes the shares described in footnotes (4)(5) and (6) above.


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Barry Septimus and David Guttmann, the shareholders of Ace Surgical Supply
Co., Inc., personally guaranteed certain indebtedness of the Company in the amount of $3,800,000. In addition, David Guttmann guaranteed the term loan of $1,000,000 issued to Shawmut and upon the workout with Shawmut in March 1996, David Guttmann agreed to repay the remainder of the term loan in the amount of $333,333. The Company agreed to issue a total of 111,111 Shares of
 Common Stock to his designees in consideration of the assumption of this debt.

In March 1993, the Company borrowed $600,000 from an affiliated entity of David Refson, Director of the Company. In January, 1995, the Company borrowed an additional $400,000 from that entity. Interest on these loans is 12% per
annum and are due upon demand.    This loan is included in loans guaranteed
by David Guttmann and Barry Septimus.

In June 1991, the Company moved its executive offices and in December 1991 its assembly line into a building at 170 53rd Street, Brooklyn, New York, which the Company leases from Ace, an entity owned by Barry Septimus and David Guttmann. The Company executed a 10-year lease with Ace which provides for minimum annual rent of $467,000 for the first three years and thereafter annual rents will be negotiated between the parties based on the then-current economic conditions including rents for comparable space in the local area in each year thereafter.  The Company is also responsible for its share of
real estate tax assessment.   Rent expense for the Brooklyn facility for 1996
 was $600,000.  Ace used a portion of the amount of this rent expense for the
 purchase of 720 1996-A Preferred Stock for $720,000.   The Company believes
that the rent is not higher than would be paid to a non-affiliated company.

During 1996, David Guttmann purchased for $1,000 each, 50 shares of 1996 Preferred Stock and 120 shares of 1996-A Preferred Stock. In addition, Ace Surgical Supply Co., Inc., purchased 720 shares of 1996-A Preferred Stock. See Managements Discussion and Analysis or Plan of Operation for a description of the terms of the 1996 and 1996-A Preferred Stock.

In December 1996, the Company obtained a line of credit from Century Business
 Credit Corporation (Century) up to a maximum of $300,000 (not more than 40% of the face amount of the eligible receivables plus 40% of the amount of eligible inventory). David Guttmann and Ace Surgical Supply Co., Inc., Consolidated Disposables, Inc. (Consolidated) and Universal Medical Products,
 Inc., companies controlled by David Guttmann, guaranteed the Companys obligations to Century. The Company in return guaranteed the obligations of
Ace and Consolidated to Century.    See Managements Discussion and Analysis
or Plan of Operation for a description of the loan agreement.

The Board of Directors of the Company is considering having a newly created subsidiary of the Company merge with and into Ace Surgical Supply Co., Inc., pursuant to which Ace would become a wholly owned subsidiary of the Company.
 The merger must be approved by a majority of the non-interested directors of the Company and the Shareholders of Ace. The terms of the merger have not been finalized to date and has not been approved by either the Shareholders of Ace or the Board of Directors of the Company.


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

(M)	Amendment No. 1 to the Management Agreement with Ace Surgical Supply Co.,
 Inc. - Incorporated by reference to Post Effective Amendment No. 2 to the registration statement on Form S-1 (File No. 33-2100).

(N)	Termination Agreement of the Infomercial Agreement with Direct Marketing
Enterprises.  Incorporated by reference to Form 10-KSB for year ended
December 31, 1993.

(O)	Factor Agreement with Rosenthal & Rosenthal . - Incorporated by reference to Form 10-KSB for year ended December 31, 1994.

(P)	Final Agreement with Shawmut - Incorporated by reference to Form 10-K SB for year ended December 31, 1995.

(Q)	Brabantia Agreement - Incorporated by reference to form 10-KSB for year ended December 31, 1995.

(R)	Loan Agreement with Century Business Credit.

(S)	Soehnle-Waagen GmbH & Co. Agreement.

11.	Computation of Earnings Per Share

27.    Financial Data Schedule

        Reports on Form 8-K
         None










CREATIVE TECHNOLOGIES CORP.

INDEX TO FINANCIAL STATEMENTS
FILED WITH THE ANNUAL REPORT OF THE
COMPANY ON FORM 10-KSB

DECEMBER 31, 1996



INCLUDED IN PART II:

   REPORT OF INDEPENDENT AUDITORS


   BALANCE SHEET AS AT DECEMBER 31, 1996


   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL
   DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 1996 AND
   DECEMBER 31, 1995


   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
   1996 AND DECEMBER 31, 1995


   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
   1996 AND DECEMBER 31, 1995


   NOTES TO FINANCIAL STATEMENTS


REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Creative Technologies Corp.
Brooklyn, New York


	We have audited the accompanying balance sheet of Creative Technologies Corp. as at December 31, 1996 and the related statements of changes in stockholders' equity (capital deficiency), operations and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Creative Technologies Corp.
 as at December 31, 1996 and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has sustained recurring losses from operations and has a working capital deficiency and a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





New York, New York
February 21, 1997


CREATIVE TECHNOLOGIES CORP.

BALANCE SHEET

AS AT DECEMBER 31, 1996
A S S E T S
	(Note H[2])
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . .	$    100,000
   Accounts receivable - net of allowance for doubtful
     accounts of $100,000 . . . . . . . . . . . . . . . .	      631,000
   Inventories (Notes A[2] and C) . . . . . . . . . . . .	   1,609,000
   Prepaid expenses and other current assets. . . . . . .	      201,000

          Total current assets. . . . . . . . . . . . . .	   2,541,000

Fixed assets - at cost (less accumulated depreciation
   and amortization of $684,000) (Notes A[1] and D) . . .	      781,000
Other assets. . . . . . . . . . . . . . . . . . . . . . .	        54,000

          T O T A L . . . . . . . . . . . . . . . . . . .	$  3,376,000

L I A B I L I T I E S
Current liabilities:
   Loan payable - bank (Note H[2]). . . . . . . . . . . .	$     42,000
   Notes payable (Note H[1]). . . . . . . . . . . . . . .	3,800,000
   Accounts payable and accrued expenses. . . . . . . . .	2,810,000
   Customer claims payable. . . . . . . . . . . . . . . .	435,000
   Advances from customers. . . . . . . . . . . . . . . .	     300,000

          Total current liabilities . . . . . . . . . . .	7,387,000

Note payable bank (Note H[3]) . . . . . . . . . . . . . .	     200,000

          Total liabilities . . . . . . . . . . . . . . .	   7,587,000

Commitments and contingencies (Notes G, H and K)

CAPITAL DEFICIENCY
	(Notes A, E and F)

Preferred stock - $.01 par value; 5,000,000 shares
   authorized:
     10,000 shares of convertible stock designated as
       1996 preferred stock; 600 shares issued and
       outstanding. . . . . . . . . . . . . . . . . . . .	600,000
     10,000 shares of convertible stock designated as
       1996-A preferred stock, 1,170 shares issued and
       outstanding. . . . . . . . . . . . . . . . . . . .	1,170,000

Common stock - $.09 par value; 20,000,000 shares
   authorized; 2,611,000 shares issued and outstanding. .	234,000
Additional paid-in capital. . . . . . . . . . . . . . . .	8,900,000
Deficit . . . . . . . . . . . . . . . . . . . . . . . . .	 (15,115,000)

          Total capital deficiency. . . . . . . . . . . .	  (4,211,000)

          T O T A L . . . . . . . . . . . . . . . . . . .	$  3,376,000

Attention is directed to the foregoing accountants' report an to the accompanying notes to financial statements.

</TABLE



CREATIVE TECHNOLOGIES CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

	1996		1996 - A
	Preferred Stock  Preferred Stock  Common Stock
	Number		         Number		           Number		          Additional Stock
	of		             of	                of          Par   	Paid-In  	Subscription
	Shares	  Value  	Shares	   Value   	Shares   	  Value  Capital  	Receivable 	   Deficit   	    Total
Balance - January 1, 1995 . .					4,967,000	$148,000	$6,141,000		                $ (424,000)	$ 5,865,000

Exercise of options . . . . .					31,000	      1,000	    8,000			                               9,000

Issuance of common stock in
   connection with private
   placement (Note F) . . . .					2,503,000	75,000	  2,428,000	   $(50,000)		                   2,453,000

Net (loss) for the year ended
   December 31, 1995. . . . .					           	         	           	         	  (7,251,000)	  (7,251,000)

Balance - December 31, 1995 .				 7,501,000	224,000	8,577,000	     (50,000)	    (7,675,000)	   1,076,000

Reverse stock split, 3 to 1
   (Note A[8]). . . . . . . .					(5,001,000)

Issuance of 1996 preferred
   stock to related
   parties (Note E) . . . . .
600	    $600,000								                                                                        600,000

Issuance of 1996 - A
   preferred stock to
   related parties (Note E) .
               1,170	  $1,170,000						                                                         1,170,000

Proceeds from stock
   subscription receivable. .								                               50,000		                    50,000

Common stock issue in
   connection with bank
   settlement (Note H). . . .					   111,000	    10,000	   323,000			                            333,000

Net (loss) for the year ended
   December 31, 1996. . . . .	    	         	      	           	            	   (7,440,000)	 (7,440,000)


BALANCE - DECEMBER 31, 1996 .
600 	$600,000 	1,170 	$1,170,000 	 2,611,000 	   $234,000 	$8,900,000 $ 0   	$(15,115,000)   $(4,211,000)

Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.


CREATIVE TECHNOLOGIES CORP.
STATEMENTS OF OPERATIONS


	 Year Ended December 31,
	     1996   	    1995
Net sales. . . . . . . . . . . . . . . . . .	$ 4,986,000	$14,142,000

Cost of sales. . . . . . . . . . . . . . . .	  6,563,000 	 10,885,000

Gross profit . . . . . . . . . . . . . . . .	 (1,577,000)	  3,257,000


Operating expenses:
   Selling, general and administrative . . .	4,091,000	9,452,000

   Warehousing costs . . . . . . . . . . . .	959,000

   Restructuring costs (Note J). . . . . . .	1,089,000

   Interest expense and financing costs. . .	    793,000 	  1,298,000

	  6,932,000 	 10,750,000

Net (loss) before provision (benefit) for
   income taxes and extraordinary item . . .	 (8,509,000)	 (7,493,000)

Provision (benefit) for income taxes:
   Current . . . . . . . . . . . . . . . . .	36,000	(242,000)

   Deferred. . . . . . . . . . . . . . . . .	    445,000

	    481,000 	   (242,000)

Net (loss) before extraordinary item . . . .	 (8,990,000)	 (7,251,000)

Extraordinary item - gain on early
   retirement of debt (Note H) . . . . . . .	  1,550,000


NET (LOSS) . . . . . . . . . . . . . . . . .	$(7,440,000)	$(7,251,000)


Per common share:
   Net loss before extraordinary item. . . .	$(3.50)	$(4.00)

   Extraordinary item. . . . . . . . . . . .	$.60

   Net loss. . . . . . . . . . . . . . . . .	$(2.90)	$(4.00)

Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.


CREATIVE TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
	  Year Ended December 31,
	    1996    	    1995
Cash flows from operating activities:
   Net (loss) . . . . . . . . . . . . . . . . . . . . . . .	$(7,440,000)	$(7,251,000)
   Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
       Debt forgiveness . . . . . . . . . . . . . . . . . .	(1,550,000)
       Depreciation and amortization. . . . . . . . . . . .	551,000	600,000
       Loss on write-down of fixed assets . . . . . . . . .	1,014,000	194,000
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable 	2,276,000	(1,537,000)
         Decrease (increase) in prepaid expenses and other
           assets . . . . . . . . . . . . . . . . . . . . .	561,000	(66,000)
         Decrease in inventories. . . . . . . . . . . . . .	1,687,000	2,175,000
         Decrease in deferred tax asset . . . . . . . . . .	445,000
         Increase in customer claims payable. . . . . . . .	435,000
         Increase in advances from customers. . . . . . . .	300,000
         Increase (decrease) in accounts payable and
           accrued expenses . . . . . . . . . . . . . . . .	  1,146,000 	 (1,766,000)

           Net cash (used in) operating
             activities . . . . . . . . . . . . . . . . . .	   (575,000)	 (7,651,000)


Cash flows from investing activities:
   Acquisition of fixed assets. . . . . . . . . . . . . . .	(37,000)	(108,000)
   Acquisition of intangibles . . . . . . . . . . . . . . .	            	    (53,000)

           Net cash (used in) investing activities. . . . .	    (37,000)	   (161,000)


Cash flows from financing activities:
   Net proceeds from loan payable - bank. . . . . . . . . .	42,000	4,824,000
   Repayments of loans payable - bank . . . . . . . . . . .	(2,741,000)
   Proceeds from notes payable. . . . . . . . . . . . . . .	2,113,000	2,280,000
   Repayments of notes payable. . . . . . . . . . . . . . .	(1,293,000)	(1,400,000)
   Proceeds from sale of preferred stock. . . . . . . . . .	1,770,000
   Proceeds from exercise of options. . . . . . . . . . . .		9,000
   Proceeds from sale of common stock . . . . . . . . . . .		2,453,000
   Proceeds from stock subscription receivable. . . . . . .	     50,000

           Net cash (used in) provided by financing
             activities . . . . . . . . . . . . . . . . . .	    (59,000)	  8,166,000


NET (DECREASE) INCREASE IN CASH . . . . . . . . . . . . . .	(671,000)	354,000

Cash - January 1. . . . . . . . . . . . . . . . . . . . . .	    771,000 	    417,000


CASH - DECEMBER 31. . . . . . . . . . . . . . . . . . . . .	$   100,000 	$   771,000


Supplemental disclosures of cash flow information:
   Interest paid. . . . . . . . . . . . . . . . . . . . . .	$   838,000	$ 1,265,000
   Taxes paid . . . . . . . . . . . . . . . . . . . . . . .		364,000
   Noncash financing activities:
     Loan assumed by shareholder in exchange for common
       stock (Note H[3]). . . . . . . . . . . . . . . . . .	333,000

Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.


(NOTE A) - The Company and its Significant Accounting Policies:

	The Company is engaged in importing and marketing small household products, principally to department and discount stores, catalogue and other retailers.

	The Company incurred substantial losses in the years ended December 31, 1996 and December 31, 1995 of $7,440,000 and $7,251,000, respectively, and has a working capital deficiency of $4,846,000 as of December 31, 1996.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due.  The Company believes that it will be able to continue as a going concern and generate sufficient cash flow to meet its obligations as they come due.
Management believes that there is positive sales momentum being generated by products sold pursuant to the distribution agreement referred to in Note
G[3].  The Company will continue to negotiate increased bank credit availability (Note H[2]).  Cost cutting measures to reduce overhead are continuing.

	[1]  Fixed assets:

		Fixed assets are being depreciated over their estimated useful lives ranging from 5 to 7 years.  Leasehold improvements are amortized over the remaining term of the lease or the life of the improvement, whichever is shorter.  The Company values these assets according to their projected benefits over their useful life.

	[2]  Inventories:

		Inventories are stated at the lower of cost (first-in, first-out) or market.

	[3]  Revenue recognition:

		Revenue is recognized upon shipment of merchandise which has limited warranties on parts and labor.  The Company returns defective product to vendors for partial credit.  Product warranty costs have been insignificant and are charged to expense as incurred.  The Company provides for returns and allowances based on historical experience.


(NOTE A) - The Company and its Significant Accounting Policies:
		   (continued)

	[4]  Net loss per common share:

		Net loss per common share is based on the loss and, for the year ended
December 31, 1996, increased by the cumulative dividend requirements on preferred stock of $73,000 divided by the weighted average number of common shares outstanding.

		Shares used in the computation of loss per share are 2,591,000 for the year ended December 31, 1996 and 1,811,000 for the year ended December 31, 1995.

	[5]  Use of estimates:

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

	[6]	Fair value of financial instruments:

		The carrying value of cash, accounts receivable, accounts payable and notes payable approximates their fair value due to the short period to maturity of these instruments.

	[7]	Stock-based compensation:

		In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for
Stock-Based Compensation".  SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by
 Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25") and, for options granted after December 31, 1995 to present pro forma earnings (loss) and per share information as though it had adopted SFAS No. 123.  Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.


(NOTE A) - The Company and its Significant Accounting Policies:
		   (continued)

	[8]  Reverse stock split:

		On September 4, 1996 the Board of Directors approved a three for one reverse stock split effective September 5, 1996.  All references in these financial statements to numbers of common shares, stock prices and earnings per share amounts have been restated to give retroactive effect to the reverse stock split.


(NOTE B) - Concentration of Credit Risk/Factoring Arrangements:

	In April of 1995, the Company terminated its relationship with its factor. During the year ended December 31, 1995, the factor's commissions and interest charges were $47,000 and $153,000, respectively. See Note H[2] with respect to a new agreement.


(NOTE C) - Inventories:

	Inventories consist of finished goods stated at the lower of cost or market, using the first-in, first-out method.


(NOTE D) - Fixed Assets:

	Fixed assets are comprised of the following:

		Molds . . . . . . . . . . . . . . . . .  $  416,000
		Equipment . . . . . . . . . . . . . . .      64,000
		Furniture and fixtures. . . . . . . . .     224,000
		Leasehold improvements. . . . . . . . .     761,000

		          T o t a l . . . . . . . . . .   1,465,000

		Less accumulated depreciation and
		   amortization . . . . . . . . . . . .    (684,000)

		          B a l a n c e . . . . . . . .  $  781,000

	As a result of operations during the year ended December 31, 1996 and December 31, 1995, the Company reduced the carrying value of certain fixed assets by approximately $1,014,000 and $194,000, respectively, based on future cash flow considerations. The Company believes that this reduction will result in the fixed assets being carried at recoverable values.


(NOTE E) - Preferred Stock:

	[1]	1996 Preferred Stock:

		In June 1996 the Board of Directors designated 10,000 shares of preferred stock as "1996 Preferred Stock" valued at $1,000 per share.  The holders of
1996 Preferred Stock are entitled to:

  (i)	receive cumulative dividends at the rate of $120 per annum payable quarterly in cash or common stock at the option of the Company,

 (ii)	convert each share of preferred stock into approximately 333 shares of common stock subject to adjustment, as defined,

(iii)	redemption of their preferred shares on June 1, 1998 at $1,000 per share payable in cash or shares of common stock at the option of the Company,

 (iv)	liquidation preferences of $1,000 per preferred share and

  (v)	no voting rights.

		The Company, at its option, has the right to redeem all or any portion of the 1996 Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to June 1, 1998.

		Cumulative unpaid 1996 preferred stock dividends aggregated $38,000 at
December 31, 1996.

	[2]	1996 - A Preferred Stock:

		On September 30, 1996 the Board of Directors designated  10,000 shares of preferred stock as "1996 - A Preferred Stock" valued at $1,000 per share.
The holders of 1996 - A Preferred Stock are entitled to:

  (i)	receive cumulative dividends at the rate of $120 per annum payable quarterly in cash or common stock at the option of the Company,

 (ii)	convert each share of preferred stock into approximately 1,600 shares of common stock subject to adjustment, as defined,

(iii)	redemption of their preferred shares on October 1, 1998 at $1,000 per share payable in cash or shares of common stock at the option of the Company,


(NOTE E) - Preferred Stock:  (continued)

	[2]	1996 - A Preferred Stock:  (continued)

 (iv)	liquidation preferences of $1,000 per preferred share and

  (v)	no voting rights.

		The Company, at its option, has the right to redeem all or any portion of the
1996 - A Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to October 1, 1998.

		Cumulative unpaid 1996-A preferred stock dividends aggregated $35,000 at
December 31, 1996.


(NOTE F) - Capital Stock:

	[1] The Company has a stock option plan (the "1985 Plan") which provides for issuance of incentive stock options or nonqualified stock options to key employees, directors, officers and consultants. The aggregate number of shares of common stock which may be issued under the 1985 Plan is 77,667. No additional options may be granted under this Plan. Options become exercisable in annual installments commencing one year from date of grant and expire, if not exercised, within a maximum of ten years (five years for a ten percent or greater stockholder). Incentive stock options may not be granted at less than the fair market value of the underlying shares at date of grant (110% of fair market value for a ten percent or greater stockholder).

		Effective 1993, the Company established a stock option plan (the "1993
Plan") for eligible employees and certain outside consultants.  The aggregate number of shares of common stock to be issued under this Plan is 166,667.
Options are granted at the discretion of the Board of Directors.  Options granted under the 1993 Plan expire at the end of five or ten years from the date of grant or 89 days after termination of employment, whichever is earlier.


(NOTE F) - Capital Stock:  (continued)

	[1]  (continued)

		Stock option activity under the 1985 Plan and the 1993 Plan is summarized as follows:

	      Year Ended December 31,
	       1996         		       1995
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	  Shares 	  Price 	 Shares 	  Price
Options outstanding at
   beginning of year . . . .	108,556	$6.93	89,000	$10.40
Granted. . . . . . . . . . .	186,666	$2.41	93,333	$ 6.33
Exercised. . . . . . . . . .	- 0 - 		(10,444)	$  .90
Expired and cancelled. . . .	(139,445)	$4.25	(63,333)	$11.92

Options outstanding at end
   of year . . . . . . . . .	155,777 	$3.91	108,556 	$ 6.93

Options exercisable at end
   of year . . . . . . . . .	139,109 	$3.77	 53,555 	$ 7.52

		The following table presents information relating to stock options outstanding at December 31,
1996.


				Options
	    Options Outstanding
Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of		Exercise	Life in		Exercise
Exercise Price	 Shares 	  Price 	  Years  	 Shares 	  Price

$2.06	116,666	$ 2.06	5.54	103,332	$ 2.06

$5.46 - $7.50	19,666	$ 5.72	6.72	19,666	$ 5.72

$9.00 - $17.16	 19,445 	$13.21	2.69	 16,111 	$12.40

	155,777 		5.33	139,109

		As of December 31, 1996, 16,667 options are available for future grant under the 1993 Plan.  Had the Company, elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS
No. 123, net (loss) in 1996 and 1995 would have been ($7,665,000) and
($7,546,000) or ($2.99) per share and ($4.17) per share, respectively.


(NOTE F) - Capital Stock:  (continued)

 	[2]	During 1995, the Company raised approximately $2,503,000 in connection with a series of private placements at a price of $0.33 per share of common stock.  277,000 of these shares were issued as of December 31, 1995.  The issuance of the remaining 557,000 shares was subject to stockholder approval pursuant to NASD rules which was obtained at a stockholders' meeting in
January of 1996.  At this meeting the stockholders approved the issuance of
1,333,000 shares.

	[3]	Warrants:

		At December 31, 1996, shares of common stock were reserved for issuance upon exercise of warrants as follows:

        Number of     Exercise            Expiration
     Shares Reserved   Price                  Date

        10,416 (a)     $ 9.00   June 21, 1997
         1,481 (b)     $12.00   May 1, 2000 through August 1, 2000
        13,703 (c)     $12.00   April 1, 2000
        16,667 (d)     $ 5.46   August 22, 2000

	(a)	Issued in 1992 to former guarantors of debt.

	(b)	Issued in 1995 in connection with the obtaining of financing.

	(c)	Issued in 1995 in connection with the obtaining of financing.

	(d)	Issued in 1995 in connection with a series of private placements.


(NOTE G) - Commitments and Contingencies:

	[1] The Company is obligated under a lease with a company owned by the Company's principal stockholders for office and factory space expiring
December 31, 2001. The lease provides that annual rent payable under the lease shall be based on the then current economic condition, including availability of comparable rental space in the local area. The Company is also subject to additional payments for real estate tax and other assessments. The Company has also entered into a month-to-month lease for an office in Hong Kong. Rent and other expenses for office and factory space aggregated $624,000 in each of 1996 and 1995. Substantially all of this rent was to the related party.


(NOTE G) - Commitments and Contingencies:  (continued)

	[1]  (continued)

		Included in accounts payable and accrued expenses at December 31, 1996 is approximately
$152,000 due to the related company for rent in arrears.

	[2] The Company has a contract with an officer/shareholder expiring in December 1997, which provides for annual negotiation of salary and bonus. Salary for this individual aggregated approximately $180,000 and $188,000 for 1996 and 1995, respectively.

	[3]  The Company entered into a distribution agreement with a manufacturer of household items which requires the Company to make specified minimum purchases to maintain its exclusive distribution rights.


(NOTE H) - Notes Payable and Related Party Transactions:

	[1] At December 31, 1996 the Company had outstanding notes payable totalling $3,800,000. Of this amount, $2,850,000 bears interest at 12%, $200,000 bears interest at 15% and $750,000 bears interest at 18%. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,800,000 is payable to various individuals who are stockholders or entities whose principals are stockholders of the Company. These notes payable are personally guaranteed by certain stockholders of the Company.

	[2]	In December 1996 the Company and the related party referred to in Note G, entered into a two-year loan and security agreement with a lender whereby the
 Company and the related party are required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than
$3,000,000.  The loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company, the related party and an officer of the Company.  Under the agreement, the Company and the related party, receive revolving credit advances based on accounts receivable and inventory available and are required to pay interest at a rate of prime plus
2.75% plus all of the lenders out-of-pocket costs and expenses.  The agreement, among other matters, restricts the Company with respect to (i)
incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000 and requires an officer of the Company to maintain certain ownership percentages.


(NOTE H) - Notes Payable and Related Party Transactions:  (continued)

	[2]  (continued)

		As of December 31, 1996 the Company had $42,000 outstanding under this facility.

	[3]	In 1995 the Company had a line of credit and a term loan from a bank for
$14,000,000 and $1,000,000, respectively.  Interest was being charged on both of these loans at a rate of 1% above prime and was collateralized by substantially all of the assets of the Company and the term loan was personally guaranteed by a stockholder.  At December 31, 1995 the Company was in default of certain terms of the agreement.

		In March of 1996, the Company entered into an agreement with the bank to repay the debt and release both the Company and the bank from any future obligations.  The Company borrowed additional funds to pay off the indebtedness.  The resulting settlement is summarized as follows:

	Balance of indebtedness at time of settlement .  $ 3,583,000
	Paid by the Company . . . . . . . . . . . . . .   (1,500,000)
	Note payable - noninterest bearing issued by
	   the Company due March 11, 1998 . . . . . . .     (200,000)
	Assumed by a stockholder of the Company in
	   exchange for 111,000 shares of common stock.     (333,000)

	Reduction of indebtedness due to settlement . .  $ 1,550,000

	[4]	In December 1992, as consideration for waiving its right to share in the
Company's profits under a 1989 management agreement, Ace Surgical Supply Co.,
 Inc., whose chairman is a principal stockholder of the Company, was granted an exclusive worldwide license to manufacture and sell an industrial version of the Grill Express.  Under this agreement, the Company is entitled to a 5%
royalty on the net selling price of such product.  As of December 31, 1996 no monies have been received under the above agreement.



(NOTE I) - Income Taxes:

	The major deferred tax asset (liability) items at December 31, 1996 are as follows:

	     Net operating loss carryforwards. . . .  $ 6,598,000
	     Provision for doubtful accounts . . . .       44,000
	     Depreciation of fixed assets. . . . . .       46,000

	                                                6,688,000
	     Valuation allowance . . . . . . . . . .   (6,688,000)

	                                              $   - 0 -

	The difference between the tax provision (benefit) and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

	                                             December 31,
	                                         1996          1995

	Income tax (benefit) at 34% . . . .  $(2,366,000)  $(2,548,000)
	State and local income tax
	   (benefit) - net of federal tax
	   effect . . . . . . . . . . . . .     (505,000)     (805,000)
	Increase in valuation allowance
	   on deferred tax assets . . . . .    3,430,000     3,258,000
	Other . . . . . . . . . . . . . . .      (78,000)     (147,000)

	                                     $   481,000   $  (242,000)

	The Company's net operating loss carryforwards for income tax reporting purposes aggregate approximately $14,604,000 with the following expiration dates: $178,000 in year 2007, $7,017,000 in year 2010 and the remaining balance of $7,409,000 expires in year 2011. Due to the Company's issuance of stock during 1995 and 1996, the Company's annual use of the net operating loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code.


(NOTE J) - Restructuring Costs:

	During 1996, the Company ceased manufacturing and reduced the importing of its electric household appliances.  As a result of these actions the Company incurred restructuring charges of approximately $1,100,000 representing the write-off of molds used in the manufacturing of its electric household appliances.


(NOTE K) - Product Liability and Litigation:

	The Company has received notice that several consumers claim to have suffered finger injuries while using one of the Company's appliance products.
  The claims are covered by the Company's product liability insurance carrier. The Company redesigned the appliance in August 1992, and believes that the modification made should minimize the possibility of such injury. The Consumer Product Safety Commission (the "CPSC") made a preliminary determination that the Company's appliance product represents a "substantial product hazard" as that term is defined in the Consumer Product Safety Act.

	The Company proposed and the CPSC accepted a voluntary corrective action plan to be implemented during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August 1992. Management has estimated that the costs of implementing this plan will be approximately
$50,000 and the Company has accordingly recorded a reserve for this amount as of December 31, 1996.

	The Company believes that the ultimate resolution of these matters will not have a material effect on its financial condition.

	During 1995, the Company filed a lawsuit against a vendor seeking damages of
$1,700,000 for breach of contract and breach of warranty with respect to the vendor's manufacturing of certain products.  The vendor denied the allegations in the complaint and counterclaimed for $1,400,000 predicated primarily upon allegations that the Company wrongfully cancelled pending purchase orders.  During 1996, this matter was settled with no material effect on the financial position.


(NOTE L) - Other Matters:

	The Company purchases a significant portion of its finished goods from a supplier in the Netherlands.



SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			CREATIVE TECHNOLOGIES CORP.

	By:   S/RICHARD HELFMAN
	Richard Helfman, President


Dated: April 7, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 s/Benjamin Sporn        		Chairman of the Board
Benjamin Sporn				of Directors
April 7, 1997



 s/David Refson          		Vice Chairman of the
David Refson				Board and Director
April 7, 1997



 s/ David Guttmann      		Director and Chief
David Guttmann				Executive Officer
April 7, 1997



 s/Richard Helfman      		President, Director  and
Richard Helfman	       		Chief Financial Officer
April 7, 1997