Form 10QSB
period 1997-03-31
CREATIVE TECHNOLOGIES CORP
filed 1997-05-14
CIK 785321

FORM 10-QSB


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended: 	    March 31, 1997

Commission File Number:  0-15754


	CREATIVE TECHNOLOGIES CORP.
	(Exact name of registrant as specified in its charter)

	NEW YORK	11-2721083
(State or other jurisdiction of	(IRS Employer Identification Number)
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

	YES	X		NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09		                                      2,611,394
(Title of each class)                                         (Outstanding at)




CREATIVE TECHNOLOGIES CORP.

INDEX


PART I  -  FINANCIAL INFORMATION	PAGE

Item 1.	Condensed Financial Statements
		(Unaudited)

	Balance Sheet as at March 31, 1997	3

	Statements of Operations
		for the Three Months ended
		March 31, 1997 and March 31, 1996	4

	Statement of Stockholders' (Deficit)
		for the Three Months ended March 31, 1997	5

	Statements of Cash Flows
		for the Three Months ended
		March 31, 1997 and March 31, 1996	6

	Notes to Condensed Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10-13


PART II - OTHER INFORMATION

Item 2.	Change In Securities			        14

Item 4.	Submission of Matters to a Vote of Securities Holders			        14

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	15

	Exhibit 27

		Financial Data Schedule	16


CREATIVE TECHNOLOGIES CORP.
CONDENSED BALANCE SHEET
AS AT MARCH 31, 1997
(Unaudited)

			Assets
Current assets:
	Cash			$      7,000
	Accounts receivable-net		1,190,000
	Inventories		1,549,000
	Prepaid expenses and other assets		       110,000

		Total Current Assets		2,856,000
Fixed assets - at cost (less accumulated depreciation
	and amortization of $735,000)		732,000
Intangible and other assets		46,000


		Total		$  3,634,000

			Liabilities
Current liabilities:
	Note payable - Century Business Credit Corp.	$       62,000
	Notes payable		 3,927,000
	Accounts payable and accrued expenses	       3,105,000
	Customer claims payable		435,000
	Advances from customers		339,000
	Note payable - Fleet Capital Corporation	200,000

		Total Current Liabilities	   8,068,000

			Stockholders' (Deficit)
Preferred stock - $.01 par value;  5,000,000 shares authorized
	Preferred stock- 1996- (12% cumulative)
    	10,000 shares designated;  issued and outstanding 600 shares
    	at redemption value of $1,000 per share	600,000
	Preferred stock- 1996-A- (12% cumulative)
	10,000 shares designated;  issued and outstanding 1,170 shares
	at redemption value of $1,000 per share	1,170,000
Common stock - $.09 par value; authorized
     20,000,000 shares; issued and outstanding
     2,611,000 shares		235,000
Additional paid - in capital		8,900,000
Deficit	 		    (15,339,000)

		Total Stockholders' (Deficit)	    (4,434,000)

		Total		$3,634,000
See notes to condensed financial statements



CREATIVE TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


	Three Months Ended
	March 31,
                                                                                     	  	 1997	1996
Net Sales		$2,792,000	       $1,620,000

Cost of Sales		  1,921,000 	 941,000

Gross Profit		 871,000	 679,000

Operating Expenses:
	Selling, general and administrative expenses		688,000	1,098,000
	Warehousing expense		267,000	343,000
	Interest expense		140,000           	240,000

	 	1,095,000	1,681,000

Loss before provision for income taxes and
	extraordinary item		(224,000)	(1,002,000)

Provision for income taxes
Deferred	                    	0           	400,000

Loss before extraordinary item	 	(224,000)	(1,402,000)

Extraordinary item
	Gain-debt settlement net of tax 	  	              0	     1,550,000

Net (loss) income attributable to
	common shareholders                                      		$(224,000)   	$148,000

Loss before extraordinary item per
	 common share                                            	     	       $         (.15)     $        (.54)

Extraordinary item per common share                  	            		$            .59

Fully diluted extraordinary item per
      common share                                                  			$            .59

Primary (loss) earnings per common share	           	 $         (.15)    $            .05

Fully diluted earnings per common share			$            .05

See notes to condensed financial statements.



 CREATIVE TECHNOLOGIES CORP.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31,1997
(Unaudited)



	Preferred Stock	Common Stock
		                                              Additional
	Number of 		Number of	        Par           Paid-in
	Shares	Value	Shares	Value	Capital 	Deficit


Balance December 31, 1996 1,770	   $1,770,000    2,611,000	  $235,000	    $8,900,000	  $(15,115,000)


Net loss						                                                                           (224,000)


Balance March 31, 1997    1,770    $1,770,000    2,611,000    $235,000     $8,900,000  $(15,339,000)
























See notes to condensed financial statements.


CREATIVE TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Months Ended
		March 31,
		  	1997   	1996
Net cash (used in)  provided by operating activities	  $(238,000)	$742,000

Cash flows from investing activities:
	Acquisition of fixed assets	(2,000)        (74,000)

Cash flows from financing activities:
	Net proceeds from credit facility	20,000		 0
	Net repayment of credit facility	0          	(2,658,000)
	Proceeds from notes payable	195,000		 1,625,000
	Repayment of notes payable	(68,000)		(83,000)
	Proceeds from sale of common stock	          0     		50,000

Net cash provided by (used in) financing activities	  147,000	    (1,066,000)

Net (decrease) in cash	(93,000)	(398,000)

Cash at beginning end of period	       100,000	        771,000

Cash at end of period	$     7,000	$      373,000


Supplemental disclosures of cash flow information

	Interest paid	     $133,000	     $ 274,000

	Taxes paid			  	                0	       	0







See notes to condensed financial statements.



CREATIVE TECHNOLOGIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note A -	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December
31, 1996.

Note B - 	Inventories

Inventories consist of finished goods stated at the lower of cost or market using the first - in, first out method.

Note C - Notes Payable and Related Party Transaction
	1.	At March 31, 1997 the Company had outstanding notes payable totaling
    $3,927,000.  Of this amount, $2,992,000 bears interest at 12% $185,000 bears interest at 15% and $750,000 bears interest at 18%. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company.  The remaining $2,927,000 is payable to various individuals who are stockholders or entities whose principals are stockholders of the Company.  These notes payable are personally guaranteed by certain stockholders of the Company.

	2.	In December 1996 the Company and Companies owned by the Company's principal stockholders entered into a two-year loan and security agreement with a lender whereby the Company and the related party are required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000. The loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company, the related party and an officer of the Company. Under the agreement, the Company and the related party receive revolving credit advances based on accounts receivable and inventory available and are required to pay interest at a rate of prime plus 2.75% plus all of the lenders out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets,
 (ii) entering into new indebtedness (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000 and requires an officer of the Company to maintain certain ownership percentages.

At March 31, 1997, the Company had $62,000 outstanding under this facility.





CREATIVE TECHNOLOGIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)



Note D - Note Payable - Fleet Capital Corporation

In March of 1996, the Company entered into an agreement with its former bank to pay off its indebtedness and release both the Company and the bank from any future obligations. The Company borrowed additional funds to pay off the indebtedness. The resulting settlement, which occurred in March 1996, is summarized as follows:

		Loan balance subject to settlement	$3,583,000
	Paid by the Company	(1,500,000)
	Note payable - non-interest bearing issued by
	     the company due not later than March 11, 1998	(200,000)
	Debt assumed by a stockholder of the Company
                           during March 1996 in exchange for 111,000
                           shares of common stock	(333,000)

	Gain on debt settlement	$1,550,000

NOTE E - Preferred Stock:

	[1]	1996 Preferred Stock:

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

Cumulative unpaid 1996 preferred stock dividends aggregated $60,000 at March 31, 1997.


CREATIVE TECHNOLOGIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Cumulative unpaid 1996-A preferred stock dividends aggregated $98,000 at March 31, 1997.

Note F - Common Stock

On September 4, 1996 the Board of Directors approved a three for one reverse stock split effective September 5, 1996. All references in these financial statements to numbers of common shares, and earnings per share amounts have been restated to give retroactive effect to the reverse stock split.

Note G -	Income Taxes

The Company's net operating loss carryforwards for income tax reporting purposes aggregated approximately $14,604,000 as of December 31, 1996. $178,000 in year 2007, $7,017,000 in year 2010 and the remaining balance of $7,409,000 expires in year 2011.




CREATIVE TECHNOLOGIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note H -	Product Liability and Litigation

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

The Company proposed and the CPSC accepted a voluntary corrective action plan to be implemented during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August 1992.
Management has estimated that the costs of implementing this plan will be approximately $50,000 and the Company accordingly established a reserve for this amount as of March 31, 1997.

The Company believes that the ultimate resolution of these matters will not have a material effect on its financial condition.







 	Item 2. 	Management's Discussion and Analysis of Financial
		Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. (the "Company") is the distributor of certain non-electric houseware products for two European manufacturers and has been selling electric motor-driven pasta machines under the name "Pasta Express" and "Takka Pasta and Dough Machine" and a food griller under the name "Grill Express". The Company has announced its intention to stop selling pasta machines and grills domestically. The Company is the exclusive distributor of Brabantia International (Brabantia) products in North America. Brabantia, headquartered in the Netherlands, is a leading manufacturer of top of the line non-electric houseware products in Europe. Its products are sold in 68
 countries throughout the world.   In addition, since October 1, 1996, the
Company has been the exclusive distributor in the United States and Canada of bathroom scales, manufactured by Soehnle-Waagen GmbH & Co., headquartered in Murrhardt, Germany. The Company would consider becoming a distributor of other products that it believes would complement the products that they are currently selling. The Company has not identified any other products at this time.

For the three month period ended March 31, 1997, cash used in operating activities was $238,000, $2,000 was used in investing activities and cash of $147,000 was provided by financing activities. As a result, at March 31, 1997 cash decreased by $93,000 to $7,000 compared to $100,000 at December 31, 1996. The Company had a negative working capital of $5,212,000 at March 31, 1997.

Accounts payable and other liabilities increased to $3,105,000 at March 31, 1997 from 2,810,000 at December 31, 1996 primarily due to the first quarters loss and a slow up in collections. Advances from customers increased to $339,00 at March 31, 1997 from $300,000 at December 31, 1996.

At March 31, 1997 the Company had outstanding notes payable totaling $3,927,000. Of this amount, $2,992,000 bears interest at 12%, $185,000 bears interest at 15% and $750,000 bears interest at 18%. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,927,000 is payable to various individuals who are stockholders or entities whose principals are stockholders of the Company. These notes payable are personally guaranteed by certain stockholders of the Company.

During the first quarter of 1997 the Company borrowed $195,000 from a relative and an entity controlled by the principal shareholders of the Company and repaid $68,000 to various individuals and entities described above. In addition the Company increased its borrowings under its credit facility by $20,000.










The Company amended its Certificate of Incorporation to designate a new class of 10,000 shares of 1996 preferred stock $.01 par value and a new class of 10,000 shares of 1996-A preferred stock $.01 par value, from 5,000,000 shares of preferred stock previously authorized. During June 1996, the Company issued 600 shares of the 1996 preferred stock for $600,000 of debt owed to David Guttmann and related entities. During September 1996, the Company issued 720 shares of the 1996-A preferred stock for $720,000 of debt owed to a company owned by David Guttmann and Barry Septimus, the husband of a principal stockholder of the Company and sold 450 shares of the 1996-A preferred stock for $450,000 to various Common stockholders of the Company including David Guttmann and Barry Septimus. Each share of 1996 and 1996-A preferred stock is subject to mandatory redemption two years from the date of issuance at $1,000 per share plus unpaid dividends payable in cash, common stock or any combination thereof at the option of the Company. At any time prior to redemption, the preferred stockholders can at their option convert their 1996 preferred stock into 333 shares of common stock and their 1996-A preferred stock into approximately 1,600 shares of common stock for each share of preferred stock held. The 1996 and 1996-A preferred stock are each entitled to a cumulative dividend of $120 per share per annum and shall be payable in quarterly installments on the first day of January, April, July and October commencing January 1, 1997. At March 31, 1997 $158,000 of preferred stock dividends were in arrears.

On December 20, 1996, the Company obtained a two year credit facility from Century Business Credit Corporation (Century) in the total amount of up to $300,000. Loans on the revolving credit facility are available up to (i) the lesser of $200,000 or 40% of the Company's eligible inventory (as defined in the Agreement), plus (ii) the lesser of $200,000 or 40% of the eligible accounts receivables (as defined in the Agreement).

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







Results of Operations

     The Company had net sales of $2,792,000 and $1,620,000 respectively for the three month periods ended March 31, 1997 and March 31, 1996. The increase in sales for the comparative three month periods is attributable to increased sales of Brabantia, initial sales of Soehnle, export grill express business, and lower returns as a percentage of sales.

Gross profit margins for the first quarter ended March 31, 1997 and March 31,
 1996 were 31.2% and 41.9% respectively. The decrease in gross profit margins is attributable to margins being lower on the imported Brabantia product line where the Company acts as a distributor as opposed to higher
gross profit margins on its own manufactured products.   The gross profit on
electric export sales is also much lower than domestic retail sales.

Selling, general and administrative expenses were $688,000 and $1,098,000 or 24.6% and 67.8% respectively in the three month periods ended March 31, 1997 and March 31, 1996, and reflects the effect of management's cost cutting program. Advertising expenses included above were $7,000 and $180,000 in the respective first quarters if 1997 and 1996.

Interest expense decreased to $140,000 for the three month period ended March
 31, 1997 as compared to $240,000 for the three month period ended March 31, 1996. The decrease of $100,000 was primarily due to the Fleet debt settlement, lower interest rates negotiated on the notes payable and the sale of preferred stock used to finance operations.

The settlement of the Fleet debt during the three month period ended March 31, 1996 resulted in an extraordinary gain to the Company of $1,550,000.

Due to the foregoing, the Company reported losses before extraordinary item of $224,000 and $1,402,000 respectively for the three month periods ended March 31, 1997 and March 31, 1996, and net loss of $224,000 for the three months ended March 31, 1997 compared to net income of $148,000 in the comparable period of the prior year.



PART II OTHER INFORMATION


Item 6.	a.  	Exhibits

		Exhibit 27.  Financial Data Schedule

	b.	Reports on Form 8-K

		The Registrant did not file reports on Form
		8-K during the three months ended March 31, 1997.











CREATIVE TECHNOLOGIES CORP.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		CREATIVE TECHNOLOGIES CORP.
		Registrant





Dated :  May 13, 1997	By:	S/Richard Helfman
	        		Richard Helfman, President