Form 10QSB
period 1997-06-30
CREATIVE TECHNOLOGIES CORP
filed 1997-08-01
CIK 785321

FORM 10-QSB


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended: 	    June 30, 1997

Commission File Number:  0-15754


	CREATIVE TECHNOLOGIES CORP.
	(Exact name of registrant as specified in its charter)

	NEW YORK	11-2721083
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Common Stock, Par Value $.09
2,611,394
(Title of each class)
(Outstanding at June 30, 1997)




CREATIVE TECHNOLOGIES CORP.

INDEX


PART I  -  FINANCIAL INFORMATION	PAGE

Item 1.	Condensed Financial Statements
		(Unaudited)

	Balance Sheet as at June 30, 1997	3

	Statements of Operations
		for the Three Months and Six Months ended
		June 30, 1997 and June 30, 1996	4

	Statement of Stockholders' (Deficit)
		for the Six Months ended June 30, 1997	5

	Statements of Cash Flows
		for the Six Months ended
		June 30, 1997 and June 30, 1996	6

	Notes to Condensed Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10-13


PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	15

	Exhibit 27

		Financial Data Schedule	16


CREATIVE TECHNOLOGIES CORP.
CONDENSED BALANCE SHEET
AS AT JUNE 30, 1997
(Unaudited)

			Assets
Current assets:
	Cash			$      11,000
	Accounts receivable-net
	844,000
	Inventories		1,316,000
	Prepaid expenses and other assets
137,000

		Total Current Assets
	2,308,000
Fixed assets - at cost (less accumulated depreciation
	and amortization of $785,000)
	682,000
Intangible and other assets
	38,000


		Total		$  3,028,000

			Liabilities
Current liabilities:
	Note payable - Century Business Credit Corp.	$       204,000
	Notes payable		 3,761,000
	Accounts payable and accrued expenses	       3,003,000
	Customer claims payable
	395,000
	Advances from customers
	93,000
	Note payable - Fleet Capital Corporation	200,000

		Total Current Liabilities	   7,656,000

			Stockholders' (Deficit)
Preferred stock - $.01 par value;  5,000,000 shares authorized
	Preferred stock- 1996- (12% cumulative)
    	10,000 shares designated;  issued and outstanding 600 shares
    	at redemption value of $1,000 per share	600,000
	Preferred stock- 1996-A- (12% cumulative)
	10,000 shares designated;  issued and outstanding 1,170 shares
	at redemption value of $1,000 per share	1,170,000
Common stock - $.09 par value; authorized
     20,000,000 shares; issued and outstanding
     2,611,000 shares		235,000
Additional paid - in capital
	8,900,000
Deficit	 		    (15,533,000)

		Total Stockholders' (Deficit)	    (4,628,000)

		Total		$3,028,000
See notes to condensed financial statements.


CREATIVE TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 	June 30,

1997	1996	1997	1996

Net Sales	$1,629,000	$1,151,000	$4,421,000	$2,771,000

Cost of Sales	 964,000	510,000	2,885,000	1,451,000

Gross Profit	665,000	641,000	1,536,000	1,320,000

Operating Expenses:
	Selling, general and administrative expenses	499,000	810,000
	1,187,000
	1,908,000
	Warehousing expense	242,000	292,000	509,000	635,000
	Interest expense	        140,000	190,000	280,000	430,000

	881,000	1,292,000	1,976,000	2,973,000

Loss before provision for income taxes and
	extraordinary item	(216,000)	(651,000)	(440,000)	(1,653,000)

(Benefit) provision for income taxes
      Current	(22,000)	0	(22,000)	0
      Deferred	_______0            	0       	0    	400,000

Loss before extraordinary item	 (194,000)	(651,000)	(418,000)
	(2,053,000)

Extraordinary item
	Gain-debt settlement  	              0            	 0
	________0	1,550,000

Net Loss
$(194,000)	$(651,000)	$(418,000)	$(503,000)

Loss  attributable to
	common shareholders   	$(247,000)	$(657,000)	$(524,000)
$(509,000)

Loss before extraordinary item per common share  $        (.09)            $
(.25)       $         (.20)	    $      (.79)

Extraordinary item per common share
$            0 	                              $         .59

Fully diluted extraordinary item per common share
$
0          	           $          .59

Primary loss per common share	                                $         (.09)
$        (.25)        $       (.20)	$      (.20)


						See notes to condensed financial statements.


 CREATIVE TECHNOLOGIES CORP.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30,1997
(Unaudited)



	Preferred Stock	Common Stock

Additional
	Number of 		Number of	        Par           Paid-in
	Shares	Value	Shares	Value	Capital 	Deficit

1996 Preferred Stock	       600	  $600,000

1996 - A Preferred Stock	1,170	1,170,000

Balance December 31, 1996      1,770	         $1,770,000
	2,611,000
$235,000	        $8,900,000	    $(15,115,000)


Net loss						(418,000)


Balance June 30, 1997           1,770         $1,770,000         2,611,000
$235,000        $8,900,000    $(15,533,000)





















See notes to condensed financial statements.


CREATIVE TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
		Six Months Ended
		June 30,
		  	1997   	1996
Net cash (used in)  provided by operating activities	  $(210,000)
	$559,000

Cash flows from investing activities:
	Acquisition of fixed assets	(2,000)        (91,000)

Cash flows from financing activities:
	Net proceeds from credit facility	162,000		 0
	Net repayment of credit facility	0          	(2,658,000)
	Proceeds from notes payable	395,000		 1,800,000
	Repayment of notes payable	(434,000)
	(958,000)
	Proceeds from sale of common stock	          0
	50,000
	Proceeds from sale of preferred stock	    	  0		600,000
Net cash provided by (used in) financing activities	  123,000
(1,166,000)

Net (decrease) in cash	(89,000)	(698,000)

Cash at beginning end of period	       100,000	        771,000

Cash at end of period	$     11,000	$      73,000


Supplemental disclosures of cash flow information

	Interest paid	     $212,000	     $ 475,000

	Taxes paid			  	                0
	0







See notes to condensed financial statements.


CREATIVE TECHNOLOGIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note A -	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Note B - 	Inventories

Inventories consist of finished goods stated at the lower of cost or market using the first - in, first out method.

Note C - Notes Payable and Related Party Transaction
	1.	At June 30, 1997 the Company had outstanding notes payable totaling
$3,761,000.  Of this amount, $2,836,000 bears interest at 12%, $750,000 bears interest at 18% and $175,000 is currently non interest bearing.  These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company.  The remaining $2,761,000 is payable to various individuals who are stockholders or entities whose principals are stockholders of the Company.  These notes payable are personally guaranteed by certain stockholders of the Company.

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

At June 30, 1997, the Company had $204,000 outstanding under this facility.




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

Cumulative unpaid 1996 preferred stock dividends aggregated $78,000 at June 30, 1997.


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

Cumulative unpaid 1996-A preferred stock dividends aggregated $113,000 at June 30, 1997.

Note F - Common Stock

On September 4, 1996 the Board of Directors approved a three for one reverse stock split effective September 5, 1996. All references in these financial statements to numbers of common shares, and earnings per share amounts have been restated to give retroactive effect to the reverse stock split.

Note G -	Income Taxes

The Company's net operating loss carryforwards for income tax reporting purposes aggregated approximately $14,604,000 as of December 31, 1996. $178,000 expires in year 2007, $7,017,000 expires in year 2010 and the remaining balance of $7,409,000 expires in year 2011.




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


The Company proposed and the CPSC accepted a voluntary corrective action plan to be implemented during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August 1992. Management has estimated that the costs of implementing this plan will be approximately $50,000 and the Company accordingly continues to maintain a reserve for this amount as of June 30, 1997.

The Company believes that the ultimate resolution of these matters will not have a material effect on its financial condition.







 	Item 2. 	Management's Discussion and Analysis of Financial
		Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. (the "Company"), through its wholly owned subsidiary IHW, Inc., is the distributor of certain non-electric houseware products for two European manufacturers. In addition, Creative sells electric motor-driven pasta machines under the name "Pasta Express" and "Takka Pasta and Dough Machine" and a food griller under the name "Grill Express". The Company has announced its intention to stop selling pasta machines and grills domestically. IHW, Inc. is the exclusive distributor of Brabantia International (Brabantia) products in North America. Brabantia, headquartered in the Netherlands, is a leading manufacturer of top of the line non-electric houseware products in Europe. Its products are sold in 68
countries  throughout the world.   In addition, IHW, Inc. is the exclusive
distributor in the United States and Canada of bathroom scales, manufactured by Soehnle-Waagen GmbH & Co., headquartered in Murrhardt, Germany. The Company would consider becoming a distributor of other products that it believes would complement the products that they are currently selling. The
 Company has not identified any other products at this time.

For the six month period ended June 30, 1997, cash used in operating activities was $210,000, $2,000 was used in investing activities and cash of $123,000 was provided by financing activities. As a result, at June 30, 1997 cash decreased by $89,000 to $11,000 compared to $100,000 at December 31, 1996. The Company had a negative working capital of $5,348,000 at June 30, 1997.

Accounts payable and other liabilities increased to $3,003,000 at June 30, 1997 from 2,810,000 at December 31, 1996 primarily due to the first quarters loss and a slow up in collections. Advances from customers decreased to $93,00 at June 30, 1997 from $300,000 at December 31, 1996.

At June 30, 1997 the Company had outstanding notes payable totaling $3,761,000. Of this amount, $2,836,000 bears interest at 12%, $750,000 bears interest at 18% and $175,000 is currently non interest bearing. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,610,000 is payable to various individuals who are stockholders or entities whose principals are stockholders of the Company. These notes payable are personally guaranteed by certain stockholders of the Company.

During the first six months of 1997 the Company borrowed $395,000 from a relative and an entity controlled by the principal shareholders of the Company and repaid $434,000 to various individuals and entities described above. In addition the Company increased its borrowings under its credit facility by $162,000.










The Company amended its Certificate of Incorporation to designate a new class of 10,000 shares of 1996 preferred stock $.01 par value and a new class of 10,000 shares of 1996-A preferred stock $.01 par value, from 5,000,000 shares of preferred stock previously authorized. During June 1996, the Company issued 600 shares of the 1996 preferred stock for $600,000 of debt owed to David Guttmann and related entities. During September 1996, the Company issued 720 shares of the 1996-A preferred stock for $720,000 of debt owed to a company owned by David Guttmann and Barry Septimus, the husband of a principal stockholder of the Company and sold 450 shares of the 1996-A preferred stock for $450,000 to various Common stockholders of the Company including David Guttmann and Barry Septimus. Each share of 1996 and 1996-A preferred stock is subject to mandatory redemption two years from the date of issuance at $1,000 per share plus unpaid dividends payable in cash, common stock or any combination thereof at the option of the Company. At any time prior to redemption, the preferred stockholders can at their option convert their 1996 preferred stock into 333 shares of common stock and their 1996-A preferred stock into approximately 1,600 shares of common stock for each share of preferred stock held. The 1996 and 1996-A preferred stock are each entitled to a cumulative dividend of $120 per share per annum and shall be payable in quarterly installments on the first day of January, April, July and October commencing January 1, 1997. At June 30, 1997 $191,000 of preferred stock dividends were in arrears.

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







Results of Operations

     The Company had net sales of $1,629,000 and $4,421,000 respectively for the three and six month periods ended June 30, 1997. The increase in sales for the comparative three and six month periods is attributable to increased sales of Brabantia, initial sales of Soehnle, export grill express business, and lower returns as a percentage of sales.

Gross profit margins for the three month periods ending June 30, 1997 and 1996 were 40.8% and 55.7% and for the six month periods ending June 30, 1997 and 1996 were 34.7% and 47.6%. The decrease in gross profit margins is attributable to margins being lower on the imported Brabantia and Soehnle product lines where the Company acts as a distributor as opposed to higher
gross profit margins on its own manufactured products.   The gross profit on
electric export sales is also much lower than domestic retail sales.

Selling, general and administrative expenses were $499,000 and $810,000 or 30.6% and 70.4% respectively for the three month periods ended June 30, 1997 and 1996 and were $1,187,000 and $1,908,000 or 26.8% and 68.9% for the six
month periods ending June 30, 1997 and 1996. The decrease in both the amounts incurred and as a percentage of sales reflects the effect of management's continuing cost cutting program. Advertising expenses included above were -0- and $45,000 for the three month periods ending June 30, 1997 and 1996 and were $7,000 and $225,000 for the six month periods ended June 30, 1997 and 1996.

Interest expense for the three month periods ending June 30, 1997 and 1996 were $140,000 and $190,000 respectively and for the six month periods ending June 30, 1997 and 1996 were $280,000 and $430,000. The decrease in both the three and six month periods was primarily due to the Fleet debt settlement, lower interest rates negotiated on the notes payable and the sale of preferred stock used to finance operations.

The settlement of the Fleet debt during March 1996 resulted in an extraordinary gain to the Company of $1,550,000 as reflected in the six month period ending June 30, 1996.

Due to the foregoing, the Company reported loss before extraordinary item of $194,000 and $651,000 for the three month periods ended June 30, 1997 and 1996 respectively and $418,000 and $2,053,000 for the six month periods ending June 30, 1997 and 1996. For the three month periods ending June 30, 1997 and 1996 net loss was $194,000 and $651,000 and for the six month periods ending June 30, 1997 and 1996 was $418,000 and $503,000.



PART II OTHER INFORMATION


Item 6.	a.  	Exhibits

		Exhibit 27.  Financial Data Schedule

	b.	Reports on Form 8-K

		The Registrant did not file reports on Form
		8-K during the six months ended June 30, 1997.











CREATIVE TECHNOLOGIES CORP.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		CREATIVE TECHNOLOGIES CORP.
		Registrant





Dated :  August 1, 1997	By:	S/Richard Helfman
	        		Richard Helfman, President