Form 10QSB
period 1997-09-30
CREATIVE TECHNOLOGIES CORP
filed 1997-11-13
CIK 785321

FORM 10-QSB


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended:                   September 30, 1997

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

Common Stock, Par Value $.09
2,997,444
(Title                    of                   each                    class)
(Outstanding at September 30, 1997)


                         CREATIVE TECHNOLOGIES CORP.

                                    INDEX


PART I  -  FINANCIAL INFORMATION                                  PAGE

Item 1.                     Condensed Financial Statements
       (Unaudited)

  Balance Sheet as at September 30, 1997                             3

  Statements of Operations
       for the Three Months and Nine Months ended
       September 30, 1997 and September 30, 1996                     4

  Statement of Stockholders' (Deficit)
       for the Nine Months ended September 30, 1997                  5

  Statements of Cash Flows
       for the Nine Months ended
       September 30, 1997 and September 30, 1996                     6

  Notes to Condensed Financial Statements                         7-10

Item 2.            Management's Discussion and Analysis of
       Financial Condition and Results of Operations             11-13


PART II - OTHER INFORMATION

Item   4.Submission   of   Matters   to  a   Vote   of   Securities   Holders
14

Item 6.                               Exhibits and Reports on Form 8-K     14

  Signatures                                                        15

  Exhibit 27

       Financial Data Schedule                                      16

                         CREATIVE TECHNOLOGIES CORP.
                           CONDENSED BALANCE SHEET
                          AS AT SEPTEMBER 30, 1997
                                 (Unaudited)
                         Assets
Current assets:
  Cash                                                   $      34,000
                            Accounts                           receivable-net
1,269,000
  Inventories                                                1,680,000
           Prepaid         expenses         and         other          assets
143,000

                          Total                 Current                Assets
3,126,000
Fixed assets - at cost (less accumulated depreciation
             and            amortization            of            $1,289,000)
188,000
Intangible                  and                 other                  assets
___6,000


          Total                                           $  3,320,000

                         Liabilities
Current liabilities:
  Note payable - Century Business Credit Corp.         $       483,000
  Notes payable                                              3,888,000
  Accounts payable and accrued expenses                      3,799,000
                    Customer                  claims                  payable
388,000
  Note payable - Fleet Capital Corporation                     200,000

          Total Current Liabilities                          8,758,000

                         Stockholders' (Deficit)
Preferred stock - $.01 par value;  5,000,000 shares authorized
  Preferred stock- 1996- (12% cumulative)
          10,000 shares designated;  issued and outstanding 600 shares
          at redemption value of $1,000 per share              600,000
  Preferred stock- 1996-A- (12% cumulative)
  10,000 shares designated;  issued and outstanding 1,170 shares
  at redemption value of $1,000 per share                    1,170,000
Common stock - $.09 par value; authorized
     20,000,000 shares; issued and outstanding
     2,997,000 shares                                          270,000
Additional             paid             -             in              capital
9,058,000
Deficit                                                   (16,536,000)

          Total Stockholders' (Deficit)                    (5,438,000)

          Total                                             $3,320,000
                See notes to condensed financial statements.

                         CREATIVE TECHNOLOGIES CORP.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                      September 30, September 30,

1997                                1996         19971996
Net Sales                      $2,001,000  $1,227,000$6,422,000$3,998,000

Cost of Sales                   1,470,000     784,000 4,355,0002,235,000

Gross Profit                      531,000     443,000 2,067,0001,763,000

Operating Expenses:
  Selling, general and administrative expenses541,000   972,0001,728,000
2,880,000
  Warehousing expense             220,000     302,000   729,000  937,000
  Restructuring Costs             442,000           0   442,000        0
  Interest expense                331,000     133,000   611,000  563,000

                                1,534,000   1,407,000 3,510,0004,380,000

Loss before provision for income taxes and
   extraordinary item         (1,003,000)   (964,000)(1,443,000)(2,617,000)

(Benefit) provision for income taxes
      Current                           0      36,000  (22,000)   36,000
      Deferred       _______0                0            0      400,000

Loss before extraordinary item (1,003,000)(1,000,000)(1,421,000)(3,053,000)

Extraordinary item
  Gain-debt settlement                0             0      ________01,550,000

Net Loss
$(1,003,000)           $(1,000,000)    $(1,421,000)    $(1,503,000)

Loss attributable to
  common shareholders        $(1,057,000)$(1,025,000)      $(1,581,000)
$(1,534,000)

Loss before extraordinary item per common share  $        (.39)            $
(.39)       $         (.59)    $     (1.19)

Extraordinary item per common share
$            0                               $         .60

Fully diluted extraordinary item per common share
$             0                     $          .60

Primary loss per common share                                $         (.39)
$        (.39)        $       (.59)   $       (.59)


                              See notes to condensed financial statements.

                         CREATIVE TECHNOLOGIES CORP.
                 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,1997
                                 (Unaudited)


                    Preferred Stock        Common Stock

Additional
                  Number of           Number of        Par           Paid-in
                    Shares    Value     Shares  Value   Capital    Deficit

1996 Preferred Stock       600  $600,000

1996 - A Preferred Stock1,1701,170,000

Balance December 31, 1996      1,770         $1,770,000       2,611,000
$235,000        $8,900,000    $(15,115,000)

Common Stock Issued                 386,000               35,000
158,000

Net loss                                                          (1,421,000)

                                                 _____        _________
________       ________        _________    ___________
Balance September 30, 1997    1,770         $1,770,000         2,997,000
$270,000        $9,058,000    $(16,536,000)























                See notes to condensed financial statements.

                         CREATIVE TECHNOLOGIES CORP.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                     Nine Months Ended
                                                       September 30,
                                                     1997        1996
Net cash (used in)  provided by operating activities  $(584,000)$117,000

Cash flows from investing activities:
  Acquisition of fixed assets       (12,000)        (97,000)

Cash flows from financing activities:
  Net proceeds from credit facility                     441,000             0
  Net repayment of credit facility                 0          (2,658,000)
  Proceeds from notes payable                        560,000  2,858,000
  Repayment of notes payable                       (471,000) (2,054,000)
  Proceeds from sale of common stock                           0
50,000
  Proceeds from sale of preferred stock                    0
1,050,000
Net cash provided by (used in) financing activities  530,000    (754,000)

Net decrease in cash                                (66,000) (734,000)

Cash at beginning end of period                      100,000        771,000

Cash at end of period                          $      34,000$      37,000


Supplemental disclosures of cash flow information

  Interest paid                                     $273,000     $ 603,000

    Taxes   paid                                                            0
0

The Company issued 386,000 shares of common stock for $193,000 of accrued expenses during August 1997.

The Company issued 720 shares of the 1996-A preferred stock for $720,000 of debt.



                See notes to condensed financial statements.

                         CREATIVE TECHNOLOGIES CORP.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

Note A -  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

At September 30, 1997, the Company had $483,000 outstanding under this facility.

   2. At September 30, 1997 the Company had outstanding notes payable totaling $3,888,000. Of this amount, $2,963,000 bears interest at 12%,
$750,000 bears interest at 18% and $175,000 is currently non interest bearing. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,888,000 is payable to various individuals, the majority of whom, are stockholders of the Company. These notes payable are personally guaranteed by certain stockholders of the Company and are secured by substantially all the assets of the Company subject to the security interest of the lender described in the previous paragraph.




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
          Debt assumed by a stockholder of the Company
                           during March 1996 in exchange for 111,000
                           shares of common stock(333,000)

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

Cumulative undeclared 1996 preferred stock dividends aggregated $96,000 at September 30, 1997.
                         CREATIVE TECHNOLOGIES CORP.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

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

Cumulative undeclared 1996-A preferred stock dividends aggregated $148,000 at September 30, 1997.

Note F -  Common Stock

On September 4, 1996 the Board of Directors approved a three for one reverse stock split effective September 5, 1996. All references in these financial statements to numbers of common shares, and earnings per share amounts have been restated to give retroactive effect to the reverse stock split.

Note G -  Restructuring Costs

During 1997 the Company announced its intention to stop selling its electric goods domestically and has sharply reduced the export of these products. As a result of these transactions the Company incurred restructuring charges of approximately $442,000 representing the write - off of molds and facilities used in the manufacturing of its electric household appliances.

Note H -  Income Taxes

The Company's net operating loss carryforwards for income tax reporting purposes aggregated approximately $14,324,000 as of December 31, 1996.
$178,000 expires in year 2007, $7,017,000 expires in year 2010 and the remaining balance of $7,129,000 expires in year 2011.


                         CREATIVE TECHNOLOGIES CORP.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

Note I -  Product Liability and Litigation

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

The Company proposed and the CPSC accepted a voluntary corrective action plan to be implemented during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August 1992. Management has estimated that the costs of implementing this plan will be approximately $50,000 and the Company accordingly continues to maintain a reserve for this amount as of September 30, 1997.

The Company believes that the ultimate resolution of these matters will not have a material effect on its financial condition.

Note J -  Subsequent Event

During October 1997, Ace Surgical Supply Co., Inc., Consolidated Disposables Inc. and Universal Medical Products Inc., entities owned by principal shareholders of the Company were merged with and into a newly created wholly owned subsidiary of the Company. See Form 8-K filed by the Company on October 27, 1997 containing the terms of the merger. The condensed financial statements contained in this Form 10-QSB do not reflect this merger.




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

For the nine month period ended September 30, 1997, cash used in operating activities was $584,000, $12,000 was used in investing activities and cash of $530,000 was provided by financing activities. As a result, at September 30, 1997 cash decreased by $66,000 to $34,000 compared to $100,000 at December 31, 1996. The Company had a negative working capital of $5,632,000 at September 30, 1997.

Accounts payable and accrued expenses increased to $3,799,000 at September 30, 1997 from $2,810,000 at December 31, 1996 primarily due to the losses sustained during the nine month period, a build up of inventory for sale during the fourth quarter of 1997 and reduced collections because of modest sales during the second and a portion of the third quarter. Collections were further reduced because customer advances of $300,000 at December 31, 1996 were fully shipped by September 30, 1997.

At September 30, 1997 the Company had outstanding notes payable totaling $3,888,000. Of this amount, $2,963,000 bears interest at 12%, $750,000 bears interest at 18% and $175,000 is currently non interest bearing. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,888,000 is payable to various individuals, the majority of whom, are stockholders of the Company. These notes payable are personally guaranteed by certain stockholders of the Company and are secured by substantially all the assets of the Company subject to the security interest of Century Business Credit Corporation.

During the first nine months of 1997 the Company borrowed $560,000 from various individuals and an entity who are either related or known to the principal shareholders of the Company and repaid $471,000 to various individuals and entities described above. In addition the Company increased its borrowings under its credit facility by $441,000.






In 1996 the Company amended its Certificate of Incorporation to designate a new class of 10,000 shares of 1996 preferred stock $.01 par value and a new class of 10,000 shares of 1996-A preferred stock $.01 par value, from 5,000,000 shares of preferred stock previously authorized. During June 1996, the Company issued 600 shares of the 1996 preferred stock for $600,000 of debt owed to David Guttmann and related entities. During September 1996, the Company issued 720 shares of the 1996-A preferred stock for $720,000 of debt owed to a company owned by David Guttmann and Barry Septimus, the husband of a principal stockholder of the Company and sold 450 shares of the 1996-A preferred stock for $450,000 to various Common stockholders of the Company including David Guttmann and Barry Septimus' wife. Each share of 1996 and 1996-A preferred stock is subject to mandatory redemption two years from the date of issuance at $1,000 per share plus unpaid dividends payable in cash, common stock or any combination thereof at the option of the Company. At any time prior to redemption, the preferred stockholders can at their option convert their 1996 preferred stock into 333 shares of common stock and their 1996-A preferred stock into approximately 1,600 shares of common stock for each share of preferred stock held. The 1996 and 1996-A preferred stock are each entitled to a cumulative dividend of $120 per share per annum and shall be payable in quarterly installments on the first day of January, April, July and October commencing January 1, 1997. At September 30, 1997 $244,000 of preferred stock dividends were in arrears and undeclared.

On December 20, 1996, the Company obtained a two year credit facility from Century Business Credit Corporation (Century) in the total amount of up to $500,000. Loans on the revolving credit facility are available up to (i) the lesser of $200,000 or 40% of the Company's eligible inventory (as defined in the Agreement), plus (ii) the lesser of $300,000 or 40% of the eligible accounts receivables (as defined in the Agreement).

The Company pays interest at the greater of 9% or the prime rate plus 2.75%. The Company also pays a minimum loan fee in the event that the closing daily unpaid balance is less than a certain amount. The Company paid a facility fee to obtain the line of credit and pays certain administrative fees. Century obtained a security interest in all the assets of the Company.

David Guttmann and Ace Surgical Supply Co., Inc., Consolidated Disposables Inc. and Universal Medical Products Inc., entities that David Guttmann is a principal of, guaranteed the obligations of the Company to Century and in return, the Company guaranteed the obligations of Ace and Consolidated under a loan from Century to these entities. These entities were merged with and into a newly created wholly owned subsidiary of the Company in October 1997. See Form 8-K filed by the Company on October 27, 1997 containing the terms of the merger. The condensed financial statements contained in this Form 10-QSB do not reflect this merger.




Results of Operations

     The Company had net sales of $2,001,000 and $6,422,000 respectively for the three and nine month periods ended September 30, 1997 compared to net sales of $1,227,000 and $3,998,000 respectively for the three and nine month periods ended September 30, 1996. The increase in sales for the comparative three and nine month periods is attributable to increased sales of Brabantia, initial sales of Soehnle, export grill express business, and lower returns.

Gross profit margins for the three month periods ended September 30, 1997 and 1996 were 26.5% and 36.1% and for the nine month periods ended September 30, 1997 and 1996 were 32.2% and 44.1%. The decrease in gross profit margins is attributable to margins being lower on the imported Brabantia and Soehnle product lines where the Company acts as a distributor as opposed to higher gross profit margins on its own manufactured products. The gross profit on electric export sales is also much lower than domestic retail sales.

Selling, general and administrative expenses were $541,000 and $972,000 or 27% and 79.2% respectively for the three month periods ended September 30, 1997 and 1996 and were $1,728,000 and $2,880,000 or 26.9% and 72.0% for the nine month periods ended September 30, 1997 and 1996. The decrease in both the amounts incurred and as a percentage of sales reflects the effect of management's continuing cost cutting program. Advertising expenses included above were $3,000 and $4,000 for the three month periods ended September 30, 1997 and 1996 and were $10,000 and $229,000 for the nine month periods ended September 30, 1997 and 1996.

During 1997 the Company announced its intention to stop selling its electric goods domestically and has sharply reduced the export of these products. As a result of these transactions the Company incurred restructuring charges of approximately $442,000 representing the write - off of molds and facilities used in the manufacturing of its electric household appliances.

Interest expense for the three month periods ended September 30, 1997 and 1996 were $331,000 and $133,000 respectively and for the nine month periods ended September 30, 1997 and 1996 were $611,000 and $563,000. The increase in interest in both the three and nine month periods is entirely attributable to interest not being previously accrued on notes payable to certain note holders who agreed to a reduction in the interest rate on their loans. During July 1997 these note holders agreed not to call their loans in exchange for the difference in interest they would have received at the old rate vs. the new rate being converted into common stock of the Company at the current market price of the Company's stock. This resulted in the issuance of 386,000 shares of the Company's common stock.

The  settlement  of  the  Fleet  debt  during  March  1996  resulted  in   an
extraordinary gain to the Company of $1,550,000 as reflected in the nine month period ended September 30, 1996.

Due to the foregoing, the Company reported loss before extraordinary item of $1,003,000 and $1,000,000 for the three month periods ended September 30, 1997 and 1996 respectively and $1,421,000 and $3,053,000 for the nine month periods ended September 30, 1997 and 1996. For the three month periods ended September 30, 1997 and 1996 net loss was $1,003,000 and $1,000,000 and for the nine month periods ended September 30, 1997 and 1996 was $1,421,000 and $1,503,000.

                          PART II OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Securities Holders

The annual meeting of the shareholders of the Company was held on September 23, 1997. David Guttmann, David Refson and Richard Helfman were each elected directors of the Company.

Item 6.      a.                                   Exhibits

       Exhibit 27. Financial Data Schedule

  b.   Reports on Form 8-K

       The Registrant did file reports on Form
       8-K during the nine months ended September 30, 1997.

       A report on Form 8-K was filed October 27, 1997.









                         CREATIVE TECHNOLOGIES CORP.

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CREATIVE TECHNOLOGIES CORP.
                                   Registrant





Dated :  November 13, 1997         By:  S/Richard Helfman
                                        Richard Helfman, President