Form 10KSB
period 1997-12-31
CREATIVE TECHNOLOGIES CORP
filed 1998-04-15
CIK 785321

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended
December 31, 1997						Commission File No. 0-
15754

CREATIVE TECHNOLOGIES CORP.

(Exact name of small business issuer as specified in its Charter)

	NEW YORK						11-2721083
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)			Identification No.)

170 53rd Street, Brooklyn, New York 11232
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number,
including area code:				(718) 492-8400

Securities registered pursuant to Section 12(b) of the Act:

							Name of each exchange
	Title of each class				on which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B ( 229.405 of thischapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.  [X]

Registrant's revenues for fiscal year ended December 31, 1997 was $10,862,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant is $1,309,979 as of March 16, 1998.

The number of shares outstanding of the registrant's Common Stock as of March
 16, 1998 is:

		Class				Outstanding at March 16, 1998

	   Common Stock, $.09 par value			  4,117,444



PART I


ITEM 1.	BUSINESS

		Creative Technologies Corp. (the "Company") through its wholly owned subsidiary, IHW Inc. ("IHW") which was incorporated in 1997, is the exclusive distributor of Brabantia International ("Brabantia") and Soehnle-Waagen GmbH
& Co. ("Soehnle") products in North America.  Brabantia, headquartered in the
 Netherlands, is a leading manufacturer of top of the line non-electric houseware products in Europe.  Its products are sold in 68 countries throughout the world.  Soehnle-Waagen GmbH & Co., headquartered in Murrhardt,
Germany, manufactures a full line of bathroom scales. IHW is currently importing and distributing a line of high quality wooden carts and pantry products from Slovenia.  These products are distributed under the registered
Euroform trademark.  IHW is looking for other products that it believes would compliment  the products that they are currently selling.

		In October 1997, the Company acquired Ace Surgical Supply Co., Inc.,
("ACE"), a company which distributes medical, janitorial and dietary products in the tri-state area, generally to hospitals, nursing homes and medical care facilities.

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

		Brabantia's major product categories include food storage, waste storage, laundry products, mailboxes, kitchen tools and gadgets. Brabantia's product lines are targeted to the middle to high end of the market.
Brabantia develops and introduces new products every year.

		Sales of Brabantia products represented approximately 43% of total sales of the Company.  Historically, the return rate for Brabantia products is low.
  The Brabantia line of products is being marketed primarily by the Company's
 Chief Executive Officer and the President to department stores, speciality stores, catalogs, mass merchandising stores and outlets.
The Company also displays its products at the Chicago Houseware show and other smaller regional shows.

Soehnle-Waagen - Scales

		The Company and Soehnle-Waagen GmbH & Co. entered into an exclusive distribution agreement effective as of October 1, 1996. The agreement provides that the Company has the exclusive right to distribute Soehnle's products, consisting of a full line of bathroom scales in the United States and Canada. The agreement as amended on December 8, 1997, terminates on December 31, 2001. The agreement provides for a five year extension and contains minimum purchase obligations and penalties for early
termination.   Sales of Soehnle  products represented approximately 14 % of the total sales of the Company in 1997. The scales are being marketed in the same way as the Company markets its Brabantia line.

Electrics

		Prior to June 30, 1997 the Company was manufacturing and selling electric motor driven pasta machines and electric grillers for sale throughout the United States. Due to the poor retail demand and high returns on electrics, relative to sales, the Company determined to discontinue the marketing efforts domestically. The Company may sell these products to non US markets. Sales of electrics in 1997 represented approximately 22% of total sales. In 1998 it will represent significantly less.

Ace Surgical Supply Co., Inc.

		Ace, a wholly-owned subsidiary purchased by the Company in October 1997, has distributed medical, janitorial and dietary supplies generally to Hospitals, nursing homes and medical care facilities since 1974.

		The products can be generally categorized as disposables and include branded and non-branded lines of wound dressing, incontinence products, dietary supplies, house keeping supplies and cleaning chemicals.
These products are purchased by Ace from a variety of sources, none of whom, other than Kendal Healthcare Products, represents a supplier of more than 10%
 of products to Ace.  Ace has more than one supplier for all of its products.
  Ace generally keeps a 30 day supply of products in its inventory.
Generally, Ace's customers have been customers of Ace for many years.
Management believes that Ace allows its customers the convenience of purchasing many of its product needs from one source at a price that would not be higher than if such customers purchased the products from other distributors.  Ace's sales for the fourth quarter of  1997 included in the
Companies total sales for fiscal 1997 were approximately 21% of total sales.

		Marketing of Ace's products are performed by two salesmen New customers are called upon by the salesmen. Deliveries are performed by leased trucks and drivers.

Product Warranty

		Brabantia products sold by the Company contain between a two and ten-
year limited warranty provided by Brabantia.  Soehnle's products have a three
  year warranty provided by Soehnle.   Any product returned to the
Company as defective is returned to Brabantia or Soehnle for partial credit.
 No warranty is available for the Ace and Euroform products.

Patents and Trademarks

		The Pasta Machine and Grill Express that were manufactured and sold by the Company, are each covered by a basic utility patent.  There can be no assurance that the current patents will provide the Company with significant protection from infringement or that other entities will not assert claims against the Company with respect to any products developed which may be covered by any such patent.  The Company may be adversely affected by the costs and delays resulting from any litigation which may be required to enforce any patents and there  is no assurance that the Company would be successful in such litigation.  The Company has been granted a trademark for
Grill Express.

Product Liability

		The Company has product liability insurance of up to $1 million per incident.  In July 1994, the Consumer Product Safety Commission (the "CPSC")
requested that the Company provide it with information to allow the CPSC to determine whether any defect is present in the Company's pasta machine. The request from the CPSC was precipitated by a consumer claiming that she severed the tip of her finger while operating the Company's  pasta machine.
The CPSC has made a preliminary determination that the Pasta Express represents a "substantial  product hazard" as that term is defined in the
Consumer Product Safety Act.  The Company has disputed this preliminary determination.  The CPSC and the Company have agreed in principle on a
Voluntary Corrective Action  Plan whereby the Company, at its own expense, will offer consumers who purchased and still have the Company's  Pasta
Machine manufactured prior to August 1992, a newly revised plastic lid which provides a greater degree of sensitivity for the safety cut off switch.  The recall is ongoing and it is too early to determine the exact cost.  The
Company has reserved $50,000 for this purpose.

		The Company has received notice that several other consumers claim to have suffered finger injuries while using the pasta machine.  These claims are covered by the Company's product liability insurance carrier.  The
Company redesigned the lid of the pasta machine in August, 1992 and has seen a decrease in the number of reported incidence of such injuries.
The Company believes that this modification should minimize the possibility of such injury.


Competition

		Brabantia's products and Soehnle's scales compete with numerous companies selling similar products. The Company believes that Brabantia's products are of higher quality than most competitors. The scales that are distributed by the Company have generally a higher price point than most competitors although the Company also distributes lower priced scales.

		Ace competes with many companies that distribute the same products that are distributed by Ace, many of which have substantially greater financial resources than the Company. In addition, many of the manufacturers of such supplies have manufactures representatives that distribute their products. Ace believes that it competes by providing better service, consolidation of orders and more liberal financing terms.


Employees

		The Company and Ace collectively had 58 employees at the beginning of
1997.  Due to a cost cutting program, discontinuing electrics sales and operating efficiencies created by the acquisition of Ace, the Company and
Ace ended the year with a total of 33 employees.  This included 21 in administration, customer services and sales and 12 engaged in shipping and warehousing the Company's products in Brooklyn, New York.  The Company entered into an agreement with United Production Workers Union,
Local 17-18 under which agreement six hourly employees of the Company receive certain health benefits and cost of living increases.  This agreement terminates March 19, 1999.


ITEM 2.	 PROPERTIES

		The Company's and ACE's executive offices and warehouse consist of approximately 160,000 square feet located at 170 53rd Street, Brooklyn, New
York 11232, and is leased from a company owned by the Company's principal stockholder pursuant to a lease terminating on May 31, 2011. The lease provides that annual  rent shall be $750,000 inclusive of real estate taxes.
 The Company also leased an office in Hong Kong on a month- to-month basis through April 30, 1997.  Rent expense, inclusive of real estate taxes and
assessments, for 1997 was approximately $652,000.   See "Certain
Relationships and Related Transactions." The Company believes that its executive offices and warehouse space are sufficient for its current needs.


ITEM 3.	LEGAL PROCEEDINGS

		Management knows of no material legal proceeding pending, threatened or contemplated which the Company is or may be a party to or which any of its property is subject.



ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		There were no matters submitted for the vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
		STOCKHOLDER  MATTERS

		The Company's Common Stock is listed for trading on the Bulletin Board.
Prior to December 18, 1996, the Common Stock was traded in the over-the-counter market on the National Market System of the National
Association of Securities Dealers Automatic Quotation System ("NASDAQ").  The
 following table sets forth the range of high and low bid prices of the
Company's Common Stock for the fiscal quarters of 1996 and 1997.  These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily
represent actual transactions.   The bid prices  have been
retroactively adjusted to reflect the one-for-three reverse stock split effected in September 1996.


					Fiscal Year Ended 		Fiscal Year Ended
					December 31, 1996 		December 31, 1997
					High Bid  Low Bid 		High Bid  Low Bid





COMMON STOCK (CRTV)

First Quarter 				13/16  		1/4 		5 -1/16 		2-1/4

Second Quarter 			11/16 		3/8 		3 - 3/8 		1 - 7/8

Third Quarter 				1/2 		3/8 		1 - 3/4 		3/4

Fourth Quarter 				15/32 		3/8 		1 - 1/2 		7/16

____________________________

The closing bid price of the Common Stock on March 16, 1998 was $.46.

	At March 16, 1998, there were in excess of 750 Shareholders. Holders of Common Stock are entitled to dividends, when, as, and if declared by the
Board of Directors out of funds legally available therefore.  The holders of the Common Stock may not receive dividends until the holders of the Preferred
 Stock receive all accrued but unpaid dividends.   The Company has not paid
any cash dividends on its Common Stock and, for the immediate future, intends to retain earnings, if any, to finance the development and expansion of its business.


ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF 				OPERATION

Introduction

	The Company had substantial operating losses for the years ended December 31, 1997 and 1996 of $2,354,000 and $8,990,000 (before an extraordinary gain of $1,550,000), respectively, and as of December 31, 1997, had a working capital deficit of $6,695,000. The 1997 operating results were adversely affected by a $587,000 restructuring charge pertaining to additional write off of the Company's remaining assets associated with its electrics business.
  The results of operations were also negatively affected by the continuing interest burden of the notes payable which represented monies borrowed to support the now defunct electrics business, and the fact that sales of the non-electric products did not reach the levels necessary to support the basic infrastructure and overhead needed to successfully manage and operate this type of business.

	Management believes that its decision to exit the small electrics business and concentrate on distributing  moderate-high end non-electric European housewares is correct and hopefully will result in the Company regaining profitability in the near future.  Last year the Company experienced a solid growth in Brabantia sales and successfully introduced the Soehnle line of bathroom scales.  The Company recently entered into an exclusive distributorship agreement with ErgoTrade Company, a manufacturer of wooden kitchen carts and related wooden pantry products, covering the United
States and Canada, which the Company is marketing under its own Euroform name.  The Distributorship Agreement terminates on June 30, 1999 and provides that prior to such date, the parties will, in good faith, enter into a five year extension which will contain, among other terms, minimum purchase obligations and penalties for early termination.
The Company is also in discussions with other European companies to distribute their products in the United States.  The Company continues to seek strategic partnerships with other manufacturers of high quality, unique, and complementary houseware products.

	As of October 1997 the Company successfully concluded the purchase of Ace Surgical Supply Co., Inc. Ace is a company that has been in business for over
 20 years and has shown a steady pattern of sales and profitable operations. The acquisition of Ace will result in operational synergies by fully integrating the warehouse and shipping functions as well as the administrative aspects of the business, including order entry and invoicing.
 The monthly sales and profit contribution which Ace is expected to contribute should also strengthen the company's overall sales and profits. See Certain Transactions for a description of the Ace acquisition.

	The Company believes that it will be able to continue as a going concern and generate sufficient cash flow to meet its obligations as they come due.  IHW has seen its sales platform for Brabantia and Soehnle steadily increase on a monthly basis, both in terms of the number of retail accounts and the number of items that these customers are carrying.  There has been a positive reaction to the new wood products line which the Company introduced in January 1998 and the Company expects to add additional complementary lines in the future.  The Company receives favorable terms from its suppliers, enjoys a satisfactory banking relationship with Century
Business Credit Corporation, and is continuing to look for ways to cut costs and reduce overhead.  Management believes that continuing to concentrate and expand the distribution of non-electric housewares, coupled with the acquisition of Ace is the best and quickest route to show increased sales and profitability.

	The Company is currently assessing the potential impact of the present computer technology issue generally referred to as the "Year 2000
Problem." The Year 2000 Problem, which is common to most corporations, relates to the inability of information systems, primarily computer software programs, to properly recognize and process data sensitive information related to the year 2000 and beyond. The Company is currently evaluating the expected costs to be incurred in connection with the Year 2000
 Problem, and expects that such costs will not be material.


Liquidity and Capital Resources

	For the year ended December 31, 1997 ("fiscal 1997"), cash used in operating activities was $286,000.  Cash of $14,000, offset by $2,000 acquired through the non-cash Ace merger, was used in investing activities and cash of
$214,000 was provided by financing activities.  As a result, at December 31,
1997, cash decreased by $86,000 (offset by $2,000 acquired  through the non-cash Ace merger), to $16,000 compared to $100,000 at December 31, 1996.
The Company had a negative working capital of $6,695,000 at December 31, 1997.

	Accounts payable and other liabilities increased to $5,863,000 at December 31,
1997 from $2,810,000 at December 31, 1996.  This increase is the result of higher levels of Brabantia and Soehnle inventory being needed to support increased sales and the accounts payable associated with Ace which were not reflected in the previous year.

	At December 31, 1997, the Company had notes payable due on demand in the amount of $1,000,000 payable to an entity whose principal is a director of the Company. The loan bears interest at a rate of 12% per annum. At
December 31, 1997, the Company also had $2,871,000 of notes outstanding to various individuals and shareholders of the Company. These additional loans bear interest at between 12%- 18% per annum and are also due on demand. Of these related party loans, $3,702,000 were guaranteed by David Guttmann, the CEO and a principal shareholder of the Company, and Barry
 Septimus, the husband of a principal shareholder of the Company.
Additionally, the Company issued an aggregate of 386,050 shares of common stock to various lenders in lieu of interest, in connection within their extending the loans and reducing the interest rates on certain loans.

	On December 20, 1996, the Company obtained a two year credit facility from Century Business Credit Corporation (Century) in the total amount of $3,000,000. Of this amount, $300,000 was available to IHW. The loans under this line are on a revolving credit basis based on asset availability.
 The Company paid an interest rate at the greater of 9% or the prime rate plus 2.75%. The Company also pays a minimum loan fee in the event that the closing daily unpaid balance is less than a certain amount. The Company paid a facility fee to obtain the line of credit and pays certain administrative fees. Century obtained a security interest in all the assets of the
Company.  The Company enjoys a satisfactory banking relationship with Century and in March 1998 renewed the loan facility through December 19, 1999 at an interest rate of the greater of 9% or the prime rate plus 2.5% and with a higher and more flexible advance rate. The cross corporate guarantees and David Guttmann's limited personal guarantee continue in effect.

Results of Operations

	The Company had net sales of approximately $10,862,000 in the fiscal year ended December 31, 1997 compared to net sales of approximately $4,986,000 for the fiscal year ended December 31, 1996. The increase in sales was primarily the result of greater sales of Brabantia and Soehnle and sales of Ace in the fourth quarter of 1997.

	Selling, general and administrative expenses for Fiscal 1997 were $2,789,000, a decrease of $1,302,000 from fiscal 1996 expense of $4,091,000.
 This decrease is attributable primarily to a complete elimination of all infomercial expenses, the decline in commission expense caused by Creative terminating its relationship with most of its independent sales representatives, a decrease in depreciation because of the fixed assets and tooling written off in Fiscal 1996, and a decrease in the legal expenses as a result of exiting the small electrics business.

	Interest expense and financing costs in Fiscal 1997 were $856,000, an increase of $63,000 from the $793,000 incurred during Fiscal 1996.  This increase is the result of the need to finance increased inventories necessary for the expansion of the Brabantia and Soehnle lines and debt owed by Ace.

	Ending inventory at December 31, 1997 was $2,109,000 compared to $1,609,000 as of December 31, 1996.  The increase was primarily
attributable to the increased level of Brabantia and Soehnle inventory and the increase of inventory from Ace.  The inventory and receivable needs and
turnover of Ace and IHW are very different.   Ace sells to end users, buys
domestically, has a much better estimate of monthly sales and requires a much shorter lead time when ordering products.  As a result, the inventory needed by ACE to sustain the business is  much lower than IHW, which is importing product from abroad and servicing a retail customer base whose inventory needs are dependent on sell through.
IHW must maintain a higher level of inventory in order to promptly fulfill all purchase orders for inventory replenishment.  Conversely, Ace's receivables are collected over a longer period because Ace extends more liberal payment terms to their customers as an inducement to do business.
IHW,  on the other hand, has receivables that turnover and are collected at a much faster rate.

	Due to the forgoing, the Company had a net loss of approximately $2,354,000 for fiscal 1997 compared to a net loss of approximately $7,440,000 (after an extraordinary gain of $1,550,000) in fiscal 1996.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See Pages F-1 through F-18.




ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

	Reference is made to a Form 8-K filed by the Company in January 1998 to report a change of auditors.



PART III.


ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
		The officers and directors of the Company are as follows:

	Name			Age	Title

	David Guttmann	51	Chairman of the Board

	David Refson		52	Vice Chairman and
					Director

	Richard Helfman	51	Director and President

	David Selengut		42	Secretary


	David Guttmann has been a director and Chief Executive Officer of the Company since May 1994 and Chairman of the Board since May 1997.  From June 1983 until May 1994, Mr. Guttmann was Chief Executive Officer of Applied
Microbiology Inc., and was its chairman until October 1995.  Mr. Guttmann also serves as Chairman of Ace Surgical Supply Co., Inc., a wholly owned subsidiary of the Company.

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

	David Selengut was elected Secretary of the Company in September 1987.  Mr.
Selengut has been a partner at the law firm of Bernstein and Wasserman LLP since June 1997 and was a Partner at the law firm of Singer Zamansky  LLP from May 1995 until April 1997.  Those firms have acted as counsel to the
Company with respect to certain matters.  From May 1988 until April 1995, he was an Associate in the law firm of Neiman Ginsburg & Mairanz P.C., New York,
 New York.

	Each of the Company's Directors has been elected to serve until the next annual meeting of the stockholders. The Company's executive officers are appointed annually by the Company's Directors. Each of the Company's
Directors and Officers continues to serve until his successor has been elected and qualified.

	To the Company's knowledge, there were no delinquent 16(a) filers for transactions in the Company's securities during the year ended December 31, 1997.



ITEM 10.	EXECUTIVE COMPENSATION

	The compensation paid to the Company's Chief Executive Officer and to each of the other executive officers whose total compensation exceeded $100,000 during each of the preceding three fiscal years are as follows:

                                   1997 SUMMARY COMPENSATION TABLE


                          	                  	Annual 							Long-Term
                          		                 Compensation 		Compensation

							                                      	Other Annual	       Awards
Name and Principal		      Year		     Salary		  Compensation	       Options
Position					                       ($) 		         ($)		             (#)
David Guttmann,
Chief Executive Officer		1997		    $122,596			                   16,666(1)
				                     1996		     $50,000
		                       1995		     $128,218

Richard Helfman,
President			           1997		      $147,115			                 25,000(1)
			                   	1996		      $180,000
			                   	1995		     $187,692

(1)	Represents options previously granted with the exercise price lowered to
$.44 on August 21, 1997.






OPTION GRANTS IN 1997


					                             Percent of Total
			                      Options  Options Granted to
Name			                  Granted		Employees in Fiscal  Exercise   Expiration
                                  Year	                Price		      Date
(a)			                    (b) 		  1997 				            $
David Guttmann,
Chief Executive Officer	 16,666(1)	14%				            .44       	May 26, 2004

Richard Helfman	         16,666(1)	14%				            .44      	May 25, 2004

			                       8,333(1)	7%				             .44	      April 30, 2001

(1)	Represents options previously granted with the exercise price lowered to
$.44 per share on August 21, 1997.


	AGGREGATED OPTION EXERCISES IN 1997 AND FOR YEAR-END OPTION VALUES


  								                                    Number of	    Value of
								                                      Unexercised	  Unexercised
								                                      Options		    in-the-Money
							                                      	at Fiscal    	Options
								                                      Year-End	     at Fiscal
								                                      (#)		         Year-End ($)
			            Shares			    Value
			            Acquired on  Realized         Exercisable/    Exercisable/
Name			        Exercise(#)		($)		            Unexercisable	  Unexercisable
(a)			         (b)    			   (c)		            (d)			          (e)
David Guttmann	-0-			       -0-		           16,666/0        	-0-

Richard Helfman	-0-		      	-0-		          25,000/0        	-0-


	The Company maintained a Qualified Retirement Plan and Trust for qualified employees effective as of January 1, 1993. Under the plan, a profit sharing
plan, the Company's contributions are discretionary.   The Company terminated
 the Plan in 1996.

	At a Board of Directors meeting held on August 21, 1997, the Board of Directors determined that it should lower the exercise price of 116,663 stock options previously issued to officers and employees of the Company from $2.05 per share to $.44 per share, the market price on August 21, 1997.
These persons agreed to a reduction in their salary to help the Company out of its cash flow problem.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
		OWNERS AND MANAGEMENT





	The following table sets forth, as of December 31, 1997, certain information as to the stock ownership of each person known by the Company to own beneficially 5% or more of the  Company's outstanding Common Stock, by each director of the Company who owns any shares of the Company's Common
Stock and by all officers and directors as a group:

                								                           Percentage of
	                                    						        Class
Name of Beneficial		Number of Shares of          	  As of
Owner             		Common Stock Owned (1) 	        December 31, 1997

Bonnie Septimus (2)  1,390,664                      37.2%
72 Lord Avenue
Lawrence, NY

David Guttmann  (3)	  1,526,738				                 39%
170 53rd Street
Brooklyn, NY

Richard Helfman (4)     47,777 	          			      1.6%
170 53rd Street
Brooklyn, NY

All officers and
  directors as a
  group (4 persons)(5)    1,574,515				           40%

(1)	Except as otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the persons named.

(2)	A portion of the Common Stock is owned by Mrs. Septimus as nominee for certain members of her family and shares owned by her husband, as to which she disclaims beneficial interest of. Also includes shares of Common Stock issuable upon conversion of 1996-A Preferred Stock.

(3)	A portion of the Common Stock is currently being held by Mr. Guttmann as nominee for certain members of his immediate family. Includes 16,666 shares issuable upon exercise of stock options. Also includes shares of Common Stock issuable upon conversion of 1996 and 1996-A Preferred Stock.

(4)	Includes 25,000 shares underlying immediately exercisable options.

(5)	Includes the shares described in footnotes (3) and (4) above.




ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Barry Septimus and David Guttmann, personally guaranteed certain indebtedness of the Company in the amount of $1,702,000. In addition, in March 1996, David Guttmann agreed to repay the remainder of the term loan owed to a prior lender in the amount of $333,333. The Company agreed to issue a total of 111,111 Shares of Common Stock to his designees in consideration of the assumption of this debt.

		In March 1993, the Company borrowed $600,000 from an affiliated entity of David Refson, director of the Company.  In January, 1995, the Company borrowed an additional $400,000 from that entity.  Interest on these loans is 12% per annum and are due upon demand.  This loan is also guaranteed by David Guttmann and Barry Septimus.

	The Company and Ace's executive offices at 170 53rd Street, Brooklyn, New York, are leased from an entity owned by Barry Septimus and David Guttmann.
 The lease expires May 31, 2011 and provides for annual rent of
$750,000, including real estate taxes.   Rent expense for the Brooklyn
facility for 1997 was $638,000. The Company believes that the rent is not higher than would be paid to a non-affiliated company.

		In December 1996, the Company and Ace obtained lines of credit from
Century Business Credit Corporation  ("Century") which is currently up to a maximum of $500,000 and 2,500,000 respectively.  David Guttmann guaranteed up to $1,000,000 of the Company's and its subsidiaries' obligations to Century.
  See "Management's Discussion and  Analysis or Plan of Operation" for a
description.

	On October 27, l997, the Company executed and closed a transaction pursuant to an Agreement and Plan of  Merger (the "Agreement")
between the Company, CTC Acquisition Corporation ("Subsidiary"), Ace Surgical
 Supply Co., Inc. ("Ace") and David Guttmann and Barry Septimus, the
stockholders (the "Stockholders" ) of Ace. Subsidiary was a New York
corporation wholly-owned by the Company.  Ace was a privately held New York corporation, which  distributes medical, janitorial and dietary products in the tri-state area from its warehouse in Brooklyn, New York.

	At the closing, Ace merged into Subsidiary in a merger carried out pursuant to the laws of the State of New  York (the "Merger").  In connection with the
Merger, the Stockholders of Ace transferred l00% ownership of Ace and two affiliated companies to the Company and stockholders of Ace received an aggregate of 1,000,000 shares of  Common Stock of the Company and 3,500 1997
Series A 12% Preferred Stock (the "1997 Preferred Stock").

	The rights, preferences and conditions of the 1997 Preferred Stock are as follows:

	(a) the 1997 Preferred Stock shall have a stated value of One Thousand Dollars ($1,000) per share;

	(b) the holders of the 1997 Preferred Stock are entitled to a cumulative dividend at the rate of One Hundred Twenty Dollars ($120.00) per share per annum, when, as and if declared by the Board of Directors of the Company;

	(c) the holders of the 1997 Preferred Stock are entitled to receive One Thousand Dollars ($1,000) per share and accrued and accumulated dividends thereon at the rate aforesaid, if any, and no more on liquidation of the Company before any payment is made to the holders of Common Stock;

	(d)  the holders of the 1997 Preferred Stock are not entitled to any vote at any meeting of  the shareholders of the Company unless the dividends are in arrears longer than one year at which time the holders of the 1997 Preferred
Stock are entitled to 1,000 votes per share and
will vote along with the holders of Common Stock as one Class;

	(e)  the shares of the 1997 Preferred Stock are not convertible;

	(f) the shares shall be redeemed for cash at a redemption price of $1,000 per share, plus accrued, but unpaid dividends, out of funds legally available therefore, on October 27, 2017.

	(h)  the holders of the Preferred Shares share pro-rata with the holders of the 1996 and  1996-A Preferred Stock in the event of a liquidation or a dissolution of the Company.

	The consideration paid by the Company was determined by negotiations between the Stockholders of Ace and a committee made up of certain members of the
Board of Directors of the Company.  The amount of Shares of 1997 Preferred
Stock received by the Stockholders of Ace was calculated by multiplying
1,000,000 (number of shares of  Common Stock issued to them) by the average of the Bid prices of the Common Stock of the Company for thirty days prior to the closing and subtracting such product from 4,000,000 and dividing the sum by 1,000 (the stated value of  each of the 1997 Preferred Stock).

	The Company has received an opinion from Chartered Capital Advisers, Inc., independent investment advisers, that the amount of Common Stock and Preferred Stock issued as consideration in the Merger is fair to the Company and its stockholders from a financial point of view.


ITEM 13.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K


3.	(A)	Certificate of Incorporation filed with the Department of State of the
 State of New York on  January 2, 1985 -- Incorporated by reference to the
Registrant's Registration Statement on Form S- 1 (File No. 33-2100),
Exhibit 3.1.

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

	(L)	Recognition Agreement between the Company and United Production Workers
Union, Local 17- 18 - Incorporated by reference to form 10-K for year ended
December 31, 1991.

	(M)	Amendment No. 1 to the Management Agreement with Ace Surgical
Supply Co., Inc. -  Incorporated by reference to Post Effective Amendment No.
 2 to the registration statement on Form S-1 (File No. 33-2100).

	(N)	Termination Agreement of the Infomercial Agreement with Direct Marketing
 Enterprises.  Incorporated by reference to Form 10-KSB for year ended
December 31, 1993.

	(O)	Factor Agreement with Rosenthal & Rosenthal. - Incorporated by reference to Form 10-KSB for year ended December 31, 1994.

	(P)	Final Agreement with Shawmut - Incorporated by reference to Form 10-K SB
 			for year ended December 31, 1995.

	(Q)	Brabantia Agreement - Incorporated by reference to form 10-KSB for year ended December 31, 1995.

	(R)	Loan Agreement with Century Business Credit.  Incorporated by reference to Form 10-KSB for year ended December 31, 1996.

	(S)	Soehnle-Waagen GmbH & Co. Agreement.  Incorporated by reference to Form
10-KSB for year ended December 31, 1996.

	(T)	Agreement and Plan of Merger dated October 27, 1997.  Incorporated by reference to the Form 8- K filed October 27, 1997.

	(U)	Distributorship Agreement with Ergo Trade D.O.O.

	(V)	  Amendment No. 3 to Loan and Security Agreement with Century Business
Credit Corporation.

REPORTS ON FORM 8-K

		None.



CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditor's Report					F-1 - F-2


Consolidated Financial Statements:

   Balance Sheet							F-3
   Statement of Operations 					F-4
   Statement of Changes in Stockholders' Deficiency		F-5
   Statement of Cash Flows					F-6
   Notes to Consolidated Financial Statements	 		F-7 - F-18





 INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Creative Technologies Corp.


We have audited the accompanying consolidated balance sheet of Creative Technologies Corp. and Subsidiaries as of December 31, 1997 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Technologies
Corp. and Subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
 Note 1 to the consolidated financial statements, the Company has sustained recurring losses from operations and has a working capital deficiency and a stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

April 2, 1998, except for the third paragraph in Note 9, as to which the date is April 9, 1998

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Creative Technologies Corp.
Brooklyn, New York

We have audited the statements of operations, cash flows and changes in stockholders' deficiency of Creative Technologies Corp. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the results of operations of Creative Technologies Corp. and its cash flows in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has a working capital deficiency and a capital deficiency at December 31, 1996 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard A. Eisner & Company, LLP

New York, New York
February 21, 1997

CONSOLIDATED BALANCE SHEET
December 31, 1997
ASSETS (Note 9)
Current Assets:
  Cash										                                                                          $        16,000
 Accounts receivable - net of allowance for doubtful accounts of $314,000 (Notes 2 and 9)    3,272,000
  Inventories (Notes 1 and 9)	   						                                                  2,109,000
  Prepaid expenses and other current assets (Note 8)	      				                          190,000
	Total current assets	   						                                                           5,587,000
Fixed Assets - less accumulated depreciation and amortization of $361,000
 (Notes 1, 3, 9 and 11)	      							                                                   264,000
Other Assets (Notes 1 and 4)	  						                                                   867,000
	Total Assets								                                                                  $   6,718,000
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Loans payable - financial institution (Note 9).					                                $   2,348,000
  Note payable - bank (Note 9)	     						                                           200,000
  Notes payable - related parties (Notes 9 and 13)					                              3,871,000
  Accounts payable and accrued expenses (Note 6)	 				                              5,863,000
	Total current liabilities							                                                 12,282,000
Subordinated Note Payable - affiliate (Note 9)					                               400,000
	Total liabilities	  							                                                       12,682,000
Commitments and Contingencies (Notes 8, 9 and 12)
Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares;
 4,000 shares of nonconvertible stock designated as 1997-A preferred stock -
 $1,000 stated value; issued and outstanding 3,500 shares (redemption and
 liquidation value $3,500,000) (Note 5) 						                                      273,000
Stockholders' Deficiency:
  Preferred stock - $.01 par value; authorized 5,000,000 shares:
    10,000 shares of convertible stock designated as 1996 preferred stock -
     $1,000 stated value; issued and outstanding 600 shares (liquidation
     value $600,000) (Note 5)	      						                                         600,000
    10,000 shares of convertible stock designated as 1996-A preferred stock -
     $1,000 stated value; issued and outstanding 1,170 shares (liquidation value
     $1,170,000) (Note 5)								                                                1,170,000
  Common stock - $.09 par value; authorized 20,000,000 shares, issued and
   outstanding 3,997,000 shares	   						                                         359,000
  Additional paid-in capital							                                               9,103,000
  Accumulated deficit 								                                                   (17,469,000)
	Stockholders' deficiency							                                                  (6,237,000)
	Total Liabilities and Stockholders' Deficiency			                                $   6,718,000

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

CONSOLIDATED STATEMENT OF OPERATIONS
Year ended December 31,						                 1996		         1997
Net sales (Note 1)						                    $ 4,986,000      $10,862,000

Cost of sales							                          6,563,000	       7,999,000
Gross profit (loss)				                	     (1,577,000) 	     2,863,000

Operating expenses:
  Selling, general and administrative			  	    4,091,000	     2,789,000
  Warehousing costs					                          	959,000		   985,000
  Restructuring costs (Notes 3 and 11)			   	    1,089,000   	   587,000
  Interest expense and financing costs (Note 9)		 	793,000 	     856,000
							   	                                       6,932,000       5,217,000
Net loss before provision for income
taxes and extraordinary item	                      (8,509,000)	(2,354,000)

Provision for income taxes (Notes 1 and 10):
  Current	       							                         36,000		           -
  Deferred	    						                           445,000		            -
	   							                                     481,000 		         -

Net loss before extraordinary item					         (8,990,000) 	(2,354,000)

Extraordinary item - gain on early
retirement of debt (Note 9)	  	                1,550,000	         -

Net loss								                               (7,440,000)	(2,354,000)

Less undeclared dividends on preferred stock      (73,000)   (288,000)
Net loss applicable to common shares				       $(7,513,000)	$(2,642,000)
Per common share - basic and diluted (Note 1):
  Loss before extraordinary item					          $   (3.50)	    $   (.90)
  Extraordinary item						                      $    .60       -
  Net loss							                              $  (2.90)	      $   (.90)

Weighted average number of shares				           2,591,000	    2,929,000

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Years ended December 31, 1996 and 1997

	1996				            1996-A
	Preferred Stock			Preferred Stock			Common Stock	      	Additional	Stock
	Number				        Number				         Number             Paid-in		  Subscription     Accumulated
	of Shares		Amount 		of Shares		Amount	of Shares	  Amount	Capital		  Receivable       Deficit        Total
Balance at January 1, 1996							      7,501,000 $224,000 $8,577,000 $(50,000)       $(7,675,000) $ 1,076,000
Reverse stock split, 3-to-1	-  	-      (5,001,000)    	-       	-
	-      	-        	-
Issuance of 1996 preferred stock to related parties
     600    $600,000	-    	-        -        	-       	-        	-      	-        							          600,000
Issuance of 1996-A preferred stock to related
 parties 	-  	-      1,170		 $1,170,000 	-        	-       	-        	-      	-        			  1,170,000
Proceeds from stock subscription receivable	-  	-      	-    	-        50,000 	-        		         50,000
Common stock issued in connection with bank
 settlement (Note 9)	-  	-      	-       111,000	    10,000 	  323,000	     -      	-        			     333,000
Net loss for the year ended December 31, 1996	-  	-      	-    	-        	-          (7,440,000)  (7,440,000)
Balance at December 31, 1996
    600    600,000 	 1,170	   1,170,000  2,611,000    234,000  8,900,000   	-      		(15,115,00      (4,211,000)
Issuance of common stock in lieu
of interest (Note 9)	-  	-      	-    	   386,000	    35,000 	  158,000	    -                       193,000
Issuance of common stock in connection with
 acquisition (Note 4)	-  	-      	-    	1,000,000	    90,000   	129,000    	-      	-        	   219,000
Increase in carrying value of 1997-A preferred
 stock issued in connection with acquisition	-  	-      	-    	 (8,000)    	-       	               (8,000)
1997-A preferred stock dividend accrued	-  		-    	-        	-  (76,000)                          (76,000)
Net loss for the year ended December 31, 1997	-  	-      	-    	-        	-       	(2,354,000)  (2,354,000)
Balance at December 31, 1997
   600	   $600,000 	 1,170 	 $1,170,000 	3,997,000   $359,000  $9,103,000   $ - 0 - 	$(17,469,000)  $(6,237,000)

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
Year ended December 31,					              	1996                  		1997
Cash flows from operating activities:
  Net loss							                         $(7,440,000)	          $(2,354,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization 	    				  551,000	                 87,000
    Restructuring charge						             1,014,000 	               587,000
    Amortization of goodwill					               	-       	             8,000
    Noncash interest expense (Note 9)					          -         	      193,000
    Debt forgiveness						                 (1,550,000)	               -
    Changes in operating assets and liabilities:
      Decrease (increase)
        in accounts receivable 			          2,276,000  	           (81,000)
      Decrease in inventories					          1,687,000   	           64,000
      Decrease in prepaid expenses
         and other current assets 	    	      561,000	              62,000
      Decrease in deferred tax asset	    				 445,000               		-
      Increase in accounts
        payable and accrued expenses		     1,146,000	            1,148,000
      Increase in customer claims payable			 435,000	             -
      Increase in advances from customers	   300,000	              -
	Net cash used in operating activities	 		 (575,000)	            (286,000)
Cash flows from investing activities:
  Acquisition of fixed assets	    				      (37,000)	  	         (14,000)
  Cash acquired in noncash
    acquisition (Note 4)				                      -     	          2,000
	Net cash used in investing activities				 (37,000)	           (12,000)
Cash flows from financing activities:
  Net proceeds from loans
    payable - financial institution	      	 42,000           	  312,000
  Repayment of loans payable - bank				(2,741,000)	              -
  Proceeds from notes payable 	 				    2,113,000	              261,000
  Repayment of notes payable					       (1,293,000)	         (359,000)
  Proceeds from sale of preferred stock 1,770,000	            -
  Proceeds from stock
    subscription receivable	       		      50,000	            -
	Net cash provided by
  (used in) financing activities	   	     (59,000)	          214,000
Net decrease in cash 						               (671,000)       	  (84,000)
Cash at beginning of year	    					        771,000        	  100,000
Cash at end of year						              $  100,000         	$  16,000
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest 							                  $    838,000	       $  416,000
    Taxes 							                            -  	     	     -
Supplemental schedule of noncash investing activity:
    Goodwill arising in
      acquisition (Note 4)				                -       		   $ 869,000
Supplemental schedule of noncash financing activities:
  Issuance of common stock in connection
     with acquisition (Note 4)	                -       		$ 219,000
  Issuance of preferred stock in connection
     with acquisition (Note 4)                	-       		$ 265,000
  Issuance of common stock
in lieu of interest (Note 9)		               -          $  193,000
  Loan assumed by stockholder
   in exchange for common stock 	    $  333,000	           -

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

  1.	SIGNIFICANT ACCOUNTING POLICIES:
Creative Technologies Corp. ("CTC") and Subsidiaries (collectively the "Company") are engaged in importing and marketing small household products (principally to department and discount stores, catalogues and other retailers) and medical, janitorial and dietary products to hospitals and other healthcare facilities.

The Company incurred substantial losses in the years ended December 31, 1996 and 1997 of $8,990,000 (before an extraordinary gain of $1,550,000) and $2,354,000, respectively, and has a working capital deficiency of $6,695,000 as of December 31, 1997. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due which management believes that it will be able to do. Management believes that there is positive sales momentum being generated by products sold pursuant to the distribution agreements referred to in Note 8. The Company will continue to negotiate increased bank credit availability referred to in Note 9. Cost-cutting measures to reduce overhead are continuing.

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries, IHW, Inc. and Ace Surgical Supply Co., Inc. ("Ace") which was acquired as of October 27, 1997 (see Note 4). All material intercompany balances and transactions have been eliminated in consolidation.

Depreciation and amortization of fixed assets is provided for by the straight-line method over the estimated useful lives of the related assets.

Inventories, consisting primarily of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

Revenue is recognized upon date of shipment of merchandise. The Company receives partial credit from vendors for defective products. Product warranty costs have been insignificant and are charged to expense as incurred. The Company provides for returns and allowances based on historical experience.

The Company employs the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). The Company provides a valuation allowance that reduces deferred tax assets to their estimated net realizable value based on an evaluation of the likelihood of the realization of those tax benefits.

The Company adopted SFAS No. 128, Earnings per Share, during the year ended December 31, 1997, and has retroactively revised the presentation of net loss per share in historical financial statements to present both basic and diluted net loss per share as required by SFAS No. 128. Basic net loss per common share is based on the weighted-average number of shares outstanding during the period while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. The Company's net loss per share presented in the accompanying consolidated financial statements, calculated under SFAS No. 128, is the same as net loss per share calculated under the provisions of Accounting Principles Board ("APB") Opinion No. 15. Both basic net loss per share and diluted net loss per share are the same since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.

Net loss per common share is based on the net loss increased by the cumulative dividend requirements on preferred stock of $73,000 for the year ended December 31, 1996 and $288,000 for the year ended December 31, 1997 divided by the weighted-average number of common shares outstanding.

The number of shares used in the computation of loss per share is 2,591,000 for the year ended December 31, 1996 and 2,929,000 for the year ended December
31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The carrying value of cash, accounts receivable, accounts payable and notes payable approximates their fair value due to the short period to maturity of these instruments.

In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and for options granted after December 31, 1995 to present pro forma earnings (loss) and per share information as though it had adopted SFAS No. 123. Under the provisions of APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

On September 4, 1996, the board of directors approved a 1-for-3 reverse stock split effective September 5, 1996. All references in these consolidated financial statements to numbers of common shares, stock prices and earnings per share amounts have been restated to give retroactive effect to the reverse stock split.

Goodwill arising from business acquisitions accounted for under the purchase method is amortized over 25 years using the straight-line method.

The Company has adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that long-lived assets and certain identifiable intangibles held and valued by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically assesses the realizability of its long-lived assets pursuant to the provisions of SFAS No. 121.


In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive
Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is required to adopt SFAS Nos. 131 and 132 in fiscal 1998. Adoption of SFAS Nos. 131 and 132 is expected to have no impact on the Company's consolidated financial position, results of operation or cash flows.

  2.	CONCENTRATION OF CREDIT RISK:
Two customers comprise approximately 25% of the Company's accounts receivable at December 31, 1997, including certain accounts receivable acquired in the Ace merger (see Note 4).



  3.	FIXED ASSETS:
Fixed assets are comprised of the following:


		                                             							Estimated
									                                            Useful Life

Equipment						               $  65,000            	5 to 7 years
Furniture and fixtures			  	 	  300,000	            5 to 7 years
Leasehold improvements				      260,000	           10 to 20 years
							                         625,000
Less accumulated depreciation
    and amortization	         	(361,000)
							                       $ 264,000


As a result of operations during the years ended December 31, 1996 and 1997, the Company reduced the carrying value of certain fixed assets by approximately $1,014,000 and $539,000, respectively, based on future cash flow considerations arising from the acquisition described in Note 4 and discontinuation of its electrical household appliances business. The Company believes that this reduction will result in the fixed assets being carried at the lower of cost or net realizable value. In addition, during the year ended December 31, 1997, the Company also wrote off the remaining carrying value of certain intangible assets in the amount of $48,000, relating to the electrical household appliances business. These amounts are included in restructuring costs which amounted to $1,089,000 and $587,000, respectively, for the years ended December 31, 1996 and 1997.



  4.	ACQUISITION OF ACE SURGICAL SUPPLY CO., INC.:


On October 27, 1997, CTC executed a merger agreement among a subsidiary of the Company, Ace, David Guttmann and Barry Septimus, the stockholders (the "Stockholders") of Ace and the principal stockholders of the Company for an estimated purchase price of approximately $484,000. At the closing, Ace merged into a subsidiary of the Company in a merger treated as a purchase for accounting purposes, with the purchase price allocated based on the fair value of the assets acquired and liabilities assumed. The excess of the fair value of the net assets acquired over the estimated purchase price, aggregating approximately $869,000 has been calculated as follows:


Purchase price						                     $   484,000
Assets acquired						                      3,821,000
Liabilities assumed					                   4,206,000
Net liabilities acquired			 		              (385,000)
	Excess of cost over fair value of net assets acquired
	 (goodwill)					                        $   869,000


On the effective date of the merger, the outstanding shares of common stock of Ace were transferred to a subsidiary of the Company. The stockholders of Ace received an aggregate of 1,000,000 shares of the Company's common stock valued at approximately $219,000 and an aggregate of 3,500 shares of the Company's 1997 Series A 12% cumulative preferred stock, valued at approximately $265,000 (see Note 5). Subsequent to the merger, the subsidiary Ace merged into changed its name to Ace Surgical Supply Co., Inc.

The results of operations of Ace have been included in the consolidated statement of operations from the date of acquisition.


Unaudited pro forma results of operations which reflect the combined operations of the Company and Ace as if the merger had occurred on January 1, 1997 and 1996 are as follows:

Year ended December 31,			                 1996	        	  1997
Net sales					                             $17,103,000	    $18,602,000
Loss before extraordinary item			           (9,024,000)	   (2,755,900)
Net loss					                                (7,474,000)	  (2,755,900)
Net loss per common share			                     (2.22)          (.90)

The above amounts reflect adjustments for dividends on the preferred stock issued and amortization of goodwill.


  5.	PREFERRED  STOCK:
During October 1997, in connection with the acquisition of Ace, the board of directors designated 4,000 shares of preferred stock as "1997-A Preferred Stock" having a stated valued of $1,000 per share. The holders of 1997-A Preferred Stock are entitled to:

	(i)	receive cumulative dividends at the rate of $120 per annum, when, as
		and if  declared by the board of directors of the Company;

	(ii)	redemption of their preferred stock on the later of 20 years from date of issuance or October 1, 2017 at a redemption price of $1,000 per share plus accrued but unpaid dividends; and

	(iii)	liquidation preference of $1,000 per share plus accrued but unpaid dividends.

The holders of 1997-A Preferred Stock are not entitled to:

	(i)	convert the 1997-A Preferred Stock into common stock; or

	(ii)	vote at any meeting of the stockholders of the Company unless the dividends are in arrears longer than one year at which time the holders of
the 1997-A	Preferred Stock shall be entitled to 1,000 votes per share and shall vote along with the holders of common stock as one class.

The estimated fair value of the 1997-A Preferred Stock amounted to approximately $265,000 pursuant to a valuation by an independent financial advisory firm.

Cumulative unpaid 1997-A Preferred Stock dividends aggregated $76,000 at December 31, 1997.

In June 1996, the board of directors designated 10,000 shares of preferred stock as "1996 Preferred Stock" valued at $1,000 per share. The holders of 1996 Preferred Stock are entitled to:

	(i)	receive cumulative dividends at the rate of $120 per annum payable
		quarterly in cash or common stock at the option of the Company;

	(ii)	convert each share of preferred stock into approximately 333 shares of
		common stock subject to adjustment, as defined;

	(iii)	redemption of their preferred shares on June 1, 1998 at $1,000 per share payable in cash or shares of common stock at the option of the Company;

	(iv)	liquidation preferences of $1,000 per preferred share; and

	(v)	no voting rights.

The Company, at its option, has the right to redeem all or any portion of the 1996 Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to June 1, 1998.

Management intends to satisfy the cumulative unpaid 1996 Preferred Stock dividends which aggregated $110,000 at December 31, 1997 through the issuance of securities and, therefore, such amounts have not been accrued.

On September 30, 1996, the board of directors designated 10,000 shares of preferred stock as "1996-A Preferred Stock" valued at $1,000 per share. The holders of 1996-A Preferred Stock are entitled to:

	(i)	receive cumulative dividends at the rate of $120 per annum payable
		quarterly in cash or common stock at the option of the Company;

	(ii)	convert each share of preferred stock into approximately 1,600 shares of
		common stock subject to adjustment, as defined;

	(iii)	redemption of their preferred shares on October 1, 1998 at $1,000 per
		share payable in cash or shares of common stock at the option of the Company;

	(iv)	liquidation preferences of $1,000 per preferred share; and

	(v)	no voting rights.

The Company, at its option, has the right to redeem all or any portion of the 1996-A Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to October 1, 1998.

Management intends to satisfy the cumulative unpaid 1996-A Preferred Stock dividends which aggregated $175,000 at December 31, 1997 through the issuance of securities and, therefore, such amounts have not been accrued.



  6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
The following are included in accounts payable and accrued expenses at December 31, 1997:


	EXPENSES:	       Accounts payable		        $4,373,000
			               Professional fees		          517,000
		               	Other accrued expenses		     973,000
							                                     $5,863,000


  7.	CAPITAL STOCK:

The Company has a stock option plan (the "1985 Plan") which provides for issuance of incentive stock options or nonqualified stock options to key employees, directors, officers and consultants. The aggregate number of shares of common stock which may be issued under the 1985 Plan is 77,667. No additional options may be granted under this Plan. Options become exercisable in annual installments commencing 1 year from date of grant and expire, if not exercised, within a maximum of 10 years (5 years for a 10% or greater stockholder). Incentive stock options may not be granted at less than the fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder).

Effective 1993, the Company established a stock option plan (the "1993 Plan") for eligible employees and certain outside consultants. The aggregate number of shares of common stock to be issued under this Plan is 166,667. Options are granted at the discretion of the board of directors. Options granted under the 1993 Plan expire at the end of 5 or 10 years from the date of grant or 89 days  after termination of employment, whichever is earlier.

Stock option activity under the 1985 Plan and the 1993 Plan is summarized as follows:

Year ended December 31,		1996				1997

	                   				Weighted-				                           Weighted-
					                   Average				                              Average-
					                   Exercise			 	                            Exercise-
				                    Shares		        Price		      Shares	 	    Price-

Options outstanding at
 beginning of year		    108,556	        $6.93		      155,777	     $3.91
Granted				             186,666	        $2.41		      116,663	    $  .44
Exercised			            - 0 -	           	-		         - 0 -		     -
Expired and canceled		(139,445)	        $4.25		       (122,446)	  $2.82
Options outstanding at end
 of year				            155,777 	       $3.91		      149,994	     $2.10

Options exercisable at end
 of year				            139,109 	      $3.77		        143,326 	$2.18

Weighted-average fair value of
 options granted during the year		-      	-		116,663	$  .32

In August 1997, the Company lowered the exercise price of 116,663 stock options previously issued to certain officers and employees of the Company from $2.05 per share to $.44 per share, the fair market value at the date of such determination. For financial reporting purposes, this has been treated as a new option grant and the cancelation of existing options. In addition, such officers and employees agreed to a reduction in salary.


The following table presents information relating to stock options outstanding at December 31, 1997:

	Options Outstanding	Options Exercisable

						                               Weighted-
				                       Weighted-	Average		                 	Weighted-
			                       	Average 	 Remaining			               Average
Range of			                Exercise	 Contractual 			            Exercise
Exercise Price	    Shares 	Price		   Life in Years	    Shares 		Price

$   .44      		  116,663	 $   .44  		4.60		           109,995	  $   .44
$  2.06	  	        16,666	$  2.06		   5.44		            16,666		$  2.06
$  7.50		          1,667		$  7.50	   	2.49             		1,667		$  7.50
$11.63 - $17.16	  14,998 	$14.46		    2.43	 	           14,998 	$14.46
		                149,994 			         4.45		           143,326

As of December 31, 1997, 16,667 options are available for future grant under the 1993 Plan. Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, net loss in 1996 and 1997 would have been $(7,665,000) and $(2,389,000) or $(2.99) per share and $(.82) per share, respectively.

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1997:

Expected life of options					                             	5

Risk-free interest rate						                          6.19%

Expected volatility of Creative Technologies, Inc.		     93%

Expected dividend yield on Creative Technologies, Inc.	  	-

In accordance with SFAS No. 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because the Company's incentive stock options do not trade on a secondary exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in the market price of the Company. Such an increase in stock price would benefit all stockholders commensurately.



At December 31, 1997, shares of common stock were reserved for issuance upon exercise of warrants as follows:

Number of		              Exercise
Shares Reserved	         Price 		      Expiration Date

 1,481 (a)             		$12.00       	May 1, 2000 through August 1, 2000
13,703 (b)		             $12.00       	April 1, 2000
16,667 (c)		             $ 5.46       	August 22, 2000

(a)	Issued in 1995 in connection with a financing.

(b)	Issued in 1995 in connection with a financing.

(c)	Issued in 1995 in connection with a series of private placements.

  8.	COMMITMENTS AND CONTINGENCIES:

The Company is obligated under a noncancelable operating lease with a related party for office and warehousing space expiring May 31, 2011. This lease provides for annual rent payments of $750,000 inclusive of real estate taxes. The Company also had a month-to-month lease for an office in Hong Kong through April 30, 1997. Rent and other expenses charged to operations for office and warehouse space aggregated $624,000 and $652,000 in 1996 and 1997, respectively. Substantially all of this rent was paid to Ace prior to Ace's acquisition and to another related party for the remainder of 1997.

Included in prepaid expenses and other current assets at December 31, 1997 is approximately $11,000 due from the related party for prepaid rent.


Minimum future obligations under the lease are as follows:

Year ending December 31,
	1998				                   $     750,000
	1999				                         750,000
	2000				                         750,000
	2001	  			                       750,000
	2002	  			                       750,000
	Thereafter			                  6,313,000
				                         	$10,063,000

Ace has guaranteed a $2,400,000 bond issued on the office and warehouse facility leased by the Company.

The Company had a contract with an officer/shareholder which expired in December 1997. It provided for annual negotiation of salary and bonus. Salary for this individual aggregated approximately $180,000 and $147,000 for
 1996 and 1997, respectively.


The Company has distribution agreements with manufacturers of household products which require the Company to make specified minimum purchases aggregating $3,375,000 per year through December 31, 2000 to maintain its exclusive distribution rights.


  9.	NOTES PAYABLE  AND RELATED  PARTY  TRANSACTIONS:
At December 31, 1997, the Company had outstanding related party notes payable totaling $3,871,000. Of this amount, $3,121,000 bears interest at rates ranging from 12% to 15% and $750,000 bears interest at 18%. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,871,000 is payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan (see Note 13). Notes payable aggregating $2,702,000 are personally guaranteed by certain stockholders of the Company. During the year ended December 31, 1997, the Company issued 386,000 shares of common stock (valued at $193,000) in lieu of interest and to induce certain of the related party noteholders to agree to lower the interest rates attributable to such notes from 18% to 12% per annum.

At December 31, 1997, the Company owed $2,348,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, which expires December 1999, as defined. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8.5% at December 31, 1997) plus 2.5% plus other fees and all of the lenders' out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness,
(iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, declaring or paying dividends on common or preferred stock and requires an officer of the Company to maintain certain ownership percentages at December 31, 1997.

The Company was not in compliance with certain provisions of the agreement which have been waived by the financial institution.


At December 31, 1997, the Company had an outstanding note payable
(aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At December 31, 1995, the Company was in default of certain terms of a loan agreement with a bank. In March 1996, the Company entered into an agreement with this bank to repay the debt and release both the Company and the bank from any future obligations. The Company borrowed additional funds to pay off the indebtedness. The resulting settlement is summarized as follows:

Balance of indebtedness at time of settlement				              $ 3,583,000
Paid by the Company	 						                                     (1,500,000)
Note payable - noninterest-bearing issued by the Company due
 March 11, 1998 has not been repaid as of April 2, 1998	     		   (200,000)
Assumed by a stockholder of the Company in exchange for
 111,000 shares of common stock	 				                            (333,000)
	Reduction of indebtedness due to settlement			                $ 1,550,000

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to Rochelle Guttmann (the wife of David Guttmann) and Bonnie Septimus, a stockholder of the Company. During 1997, $30,000 was paid to each of these individuals.

10.	INCOME TAXES:

The major deferred tax asset (liability) items at December 31, 1997 are as follows:


Net operating loss carryforwards				                          $ 7,599,000
Provision for doubtful accounts					                             138,000
Depreciation of fixed assets					                               (30,000)
       Total deferred tax assets					                         7,707,000

Valuation allowance						                                   (7,707,000)
       Net deferred tax assets					                       $      - 0 -

The difference between the tax provision (benefit) and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

December 31, 					                1996		           1997

Income tax benefit at 34% 		    	$(2,366,000)	    $  (807,000)
State and local income tax benefit - net of
 federal tax effect				           (505,000)	        (190,000)
Increase in valuation allowance on deferred
 tax assets					                 3,430,000	        1,019,000
Other						                       (78,000)       	  (22,000)
					                          	$    481,000	    $     -

The Company's net operating loss carryforwards for income tax reporting purposes aggregate approximately $17,162,000 with the following expiration dates: $178,000 in year 2007, $7,017,000 in year 2010, $7,129,000 in year
2011, and the remaining balance of $2,838,000 in year 2012. The Company believes that its issuance of stock during 1995, 1996 and 1997 may limit its ability to use any of its net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code.


11.	RESTRUCTURING  COSTS:

During 1997, the Company reassessed the carrying values of certain assets and made several decisions to streamline its operations and therefore incurred restructuring charges of $587,000 representing the write-off of the remaining fixed and intangible assets applicable to the Company's former electric household appliances business as well as the write-off of certain fixed assets made obsolete by the Ace acquisition.

During 1996, the Company ceased manufacturing and reduced the importing of its electric household appliances. As a result of these actions, the Company incurred restructuring charges of approximately $1,100,000 representing the write-off of molds used in the manufacturing of its electric household appliances.



12.	PRODUCT  LIABILITY AND  LITIGATION:

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

The Company proposed and the CPSC accepted a voluntary corrective action plan which began implementation during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August 1992. At December 31, 1997 the Company has a $50,000 reserve which it believes is adequate to cover any additional costs to be incurred in completing the plan.

The Company believes that the ultimate resolution of these matters will not have a material effect on its financial condition.



13.	RETIREMENT PLAN:

The Company maintains the former Ace 401(k) retirement plan covering eligible employees, as defined. There were no contributions made during the year ended December 31, 1997. An officer serves as trustee of the plan. At December 31, 1997, the Company has outstanding loans from the plan aggregating approximately $209,000 due on demand with interest payable monthly at 12%.



14.	OTHER MATTERS:

The Company purchases substantially all of its finished goods from suppliers in the Netherlands and Germany.



15.	BUSINESS  SEGMENTS:
The Company's business segments are small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the year ended December 31, 1997. For the year ended December 31, 1996, the Company had only its small household products segment and, accordingly, industry segment information is not presented for that period. Information related to the medical, janitorial and dietary products business segment relates only to the period from October 27, 1997 (date of acquisition) to December 31, 1997.


Year ended December 31, 1997

			      	                  Medical,
			           	           Janitorial
		               Small		     and
		              Household   	Dietary
	              	Products	    Products	 Corporate	 Eliminations	 Consolidated

Sales to
 unaffiliated
 customers	     $ 8,563,000	$2,299,000	$      -       	-     		$10,862,000
Intersegment
  sales         3,000	        -         		 -     	  $(3,000)   	-
Total sales	$ 8,566,000	    $2,299,000	$      -     $(3,000)  	$10,862,000

Operating profit
 (loss)		  $(1,327,000)	   $ 29,000   	$(200,000)	    -     		$(1,498,000)
Interest expense (775,000)	(81,000)        	-       		-     		(856,000)
Loss before provision
 for income taxes $(2,102,000)	$(52,000) 	$(200,000)	-     		$(2,354,000)

Depreciation and
 amortization of
 fixed assets	       $ 83,000	 $ 4,000  	 $      -    $   - 	  $ 87,000

Amortization of
 intangibles	        $  -    	$  -      	$   8,000   	$ -  	 $    8,000

Capital
expenditures	      $  12,000	 $   2,000   	$   -     	$   -   $ 14,000

Identifiable assets
 at December 31,
 1997		          $ 3,061,000	   $2,797,000	$ 475,000	 $385,000	$ 6,718,000


SIGNATURES

	Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


							CREATIVE TECHNOLOGIES CORP.

							By:  S/RICHARD HELFMAN
	       						Richard Helfman, President


Dated:  April 15, 1998

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


s/David Guttmann	Chairman of the Board
David Guttmann	 of Directors
			April 15, 1998


s/David Refson		Vice Chairman of the
David Refson		Board and Director
			April 15, 1998


s/Richard Helfman	President, Director and
Richard Helfman	Chief Financial Officer
			April 15, 1998