Form 10QSB
period 1998-03-31
CREATIVE TECHNOLOGIES CORP
filed 1998-05-15
CIK 785321

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 12B-25

                 NOTIFICATION OF LATE FILING

(Check One):  Form 10-K [ ]  Form 20-F [  ]  Form 11-K [  ]
Form 10-Q  [ X ]
Form N-SAR  [  ]

For Period Ended:   March 31, 1998

[   ]  Transition Report on Form 10-K
[   ]  Transition Report on Form 20-F
[   ]  Transition Report on Form 11-K
[   ]  Transition Report on Form 10-Q
[   ]  Transition Report on Form N-SAR
For the Transition Period
Ended:_______________________

Read Instruction (on back page) Before Preparing Form.
Please Print or Type. Nothing in this form shall be constructed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

Part I - REGISTRANT INFORMATION
Full Name of Registrant

Creative Technologies Corp.

Former Name if Applicable

Address of Principal Executive Office (Street and Number)

170 53rd Street

City, State and Zip Code

Brooklyn, NY 11232

Part II - RULES 12b-25 (b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25 (b), the following should be completed. (Check box if appropriate)

[  ] (a)  The reason described in reasonable detail in Part
III of this form could not be             eliminated without
unreasonable effort or expense;

[ x]       (b)  The subject annual report, semi-annual
       report, transition report Form on
       10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

     (c)  The accountant's statements or other exhibit
required by Rule 12b-25 (c) has           been attached if
applicable

PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

Certain information was not available.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

David Selengut           212                 370-1300
(Name)                   (Area Code)         (Telephone
Number)

(2)  Have all other periodic reports required under Section
13 of 15(d) of the Securities Exchange Act of 1934 or
Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report (s) been filed?
If answer is no, identify report (s).

               [x]  Yes  [  ]  No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

               [  ]  Yes [x]  No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

CREATIVE TECHNOLOGIES CORP.
(Name of Registrant as Specified in Charter) has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date May 15, 1998      By  S/David Guttmann
                               Chairman

INSTRUCTION: The form may be signed by an executive officer of the registrant of by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature.
If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                          ATTENTION
Intentional misstatements or omissions of fact constitute
Federal Criminal Violations (See 18 U.S.C. 1001).

GENERAL INSTRUCTIONS
1.  This form is required by Rule 12b-25 (17 CFR 240. 12b-
25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notification must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. Electronic Filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T or apply for an adjustment in filing sate pursuant to Rule 13(b) of Regulation S-T.