Form 10QSB
period 1998-03-31
CREATIVE TECHNOLOGIES CORP
filed 1998-05-20
CIK 785321

FORM 10-QSB


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended:                       March 31, 1998

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

         YES  X                         NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09                                       4,117,444
(Title of each class)                         (Outstanding at March 31, 1998)


                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                    INDEX


PART I  -  FINANCIAL INFORMATION                                  PAGE

Item 1. Condensed Consolidated Financial Statements
       (Unaudited)

  Balance Sheet as at March 31, 1998                                 3

  Statement of Operations
       for the Three Months ended
       March 31, 1998 and March 31, 1997                             4

  Statement of Stockholders' Deficiency
       for the Three Months ended March 31, 1998                     5

  Statement of Cash Flows
       for the Three Months ended
       March 31, 1998 and March 31, 1997                             6

  Notes to Condensed Consolidated Financial Statements            7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           11-12


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                       13

  Signatures                                                     14

  Exhibit 27

       Financial Data Schedule                                    15

                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               MARCH 31, 1998
                                 (Unaudited)

Assets
Current assets:
  Cash                                                    $      1,000
Accounts receivable-net                                      3,204,000
  Inventories                                                1,697,000
  Prepaid expenses and other current assets                    187,000
                          Total current assets               5,089,000
Fixed assets - less accumulated depreciation
   and amortization of $267,000                                245,000
Other assets                                                   861,000
                          Total assets                      $6,195,000

Liabilities and Stockholders' Deficiency
Current liabilities:
   Loans payable - financial institution                $    2,240,000
   Note payable - bank                                         200,000
   Notes payable - related parties                           3,852,000
   Accounts payable and accrued expenses                     5,492,000
          Total current liabilities                         11,784,000

Subordinated note payable - affiliate                          400,000
          Total liabilities                                 12,184,000

Redeemable Preferred Stock - $.01 par value;  authorized 5,000,000 shares;
  4,000 shares of nonconvertible stock designated as 1997-A preferred stock -
  $1,000 stated value;  issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000)                                281,000

Stockholders' Deficiency
    Preferred stock - $.01 par value;  authorized 5,000,000 shares:
      10,000 shares of convertible stock designated as 1996 preferred stock -
      $1,000 stated value;  issued and outstanding 600 shares (liquidation
      value $600,000)                                          600,000
      10,000 shares of convertible stock designated as 1996-A preferred stock -
      $1,000 stated value;  issued and outstanding 1,170 shares (liquidation
      value $1,170,000)                                      1,170,000
    Common Stock - $.09 par value;  authorized 20,000,000 shares, issued and
      outstanding 4,117,000 shares                             370,000
    Additional paid-in capital                               9,033,000
    Accumulated deficit                                    (17,443,000)
                       Stockholders' deficiency             (6,270,000)
        Total liabilities and stockholders' deficiency      $6,195,000
See notes to condensed consolidated financial statements.

                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                         Three Months Ended
                                                              March 31,

                                         1997                 1998
Net Sales                                $2,792,000           $4,123,000

Cost of sales                             1,921,000            2,675,000

Gross profit                                871,000            1,448,000

Operating expenses:
  Selling, general and
  administrative expenses                   688,000              917,000
  Warehousing expense                       267,000              288,000
  Interest expense and financing costs      140,000              217,000

                                          1,095,000            1,422,000

Net income (loss) before
provision for income taxes                 (224,000)              26,000

Provision for income taxes                     -                     -

Net income (loss)                          (224,000)              26,000

Less undeclared dividends
 on preferred stock                         (53,000)            (158,000)

Net loss applicable to common shares      $(277,000)           $(132,000)

Per common share - basic & diluted
   Net loss                                $   (.11)           $    (.03)

Weighted average number of shares          2,611,000            4,111,000


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31,1998
                                   (Unaudited)
                            1996           1996-A
                       Preferred stock  Preferred Stock        Common Stock
                      Number            Number            Number              Additional
                      of                of                of                  Paid-in   Accumulated
                      shares  Amount    Shares  Amount    Shares    Amount    Capital   Deficit      Total
Balance at January 1,
1998                  600      $600,000 1,170   $1,170,000 3,997,000 $359,000 $9,103,000 $(17,469,000) $(6,237,000)


Issuance of Common
Stock for services                                           120,000   11,000   43,000                   54,000

Increase in carrying
value of 1997-A preferred
stock issued in connection
with acquisition                                                                 (8,000)                  (8,000)

1997-A preferred
stock dividend accrued                                                           (105,000)               (105,000)

Net income for the period                                                                     26,000        26,000



Balance at March 31,
1998                  600  $600,000  1,170  $1,170,000  4,117,000   $370,000  $9,033,000 $(17,443,000) $(6,270,000)


See notes to condensed consolidated financial statements.






                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                     1997         1998
Cash flows from operating activities:
   Net income (loss)                              $(224,000)   $26,000
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
       Depreciation and amortization                  59,000    22,000
       Amortization of goodwill                            -     6,000
       Noncash professional fees                           -    54,000
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable   (220,000)    68,000
      Decrease in inventories                         60,000   412,000
      Decrease in prepaid expenses
        and other current assets                      90,000     4,000
      Decrease in accounts payable
        and accrued expenses                         (3,000)  (477,000)

Net cash provided by (used in) operating activities (238,000)   115,000

Cash flows from investing activities:
   Acquisition of fixed assets                       (2,000)   (3,000)

Cash flows from financing activities:
   Net (repayments of) proceeds
    from loans payable  - financial institution      20,000    (108,000)
  Proceeds from notes payable                        195,000         -
  Repayment of notes payable                         (68,000)    (19,000)

Net cash (used in) provided by
  financing activities                               147,000    (127,000)

Net decrease in cash                                (93,000)     (15,000)

Cash at beginning end of period                      100,000      16,000

Cash at end of period                             $    7,000    $  1,000

Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest                                      $133,000   $ 133,000
        Taxes                                              0           0

Supplemental schedule of noncash financing activities:
     Issuance of common stock for services                 0     $54,000

See notes to condensed consolidated financial statements.

                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
Note - A  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Creative Technologies Corp. ("CTC") and Subsidiaries (collectively the "Company") are engaged in importing and marketing small household products (principally to department and discount stores, catalogues and other retailers) and medical, janitorial and dietary products to hospitals and other healthcare facilities.

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries, IHW, Inc. and Ace Surgical Supply Co., Inc. ("Ace") which was acquired on October 27, 1997 (see Note B). All material intercompany balances and transactions have been eliminated in consolidation.

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share, and has retroactively revised the presentation of net loss per share in historical financial statements to present both basic and diluted net loss per share as required by SFAS No. 128. Basic net loss per common share is based on the weighted-average number of shares outstanding during the period while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. The Company's net loss per share presented in the accompanying consolidated financial statements, calculated under SFAS No. 128, is the same as net loss per share calculated under the provisions of Accounting Principles Board ("APB") Opinion No. 15. Both basic net loss per share and diluted net loss per share are the same since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.

Note - B  Acquisition of Ace Surgical Supply Co., Inc.:

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

                 Purchase price                                $484,000
                 Assets acquired                              3,821,000
                 Liabilities assumed                          4,206,000
                 Net liabilities acquired                      (385,000)
                 Excess of cost over fair value
                   of net assets acquired (goodwill)           $869,000

On the effective date of the merger, the outstanding shares of common stock of Ace were transferred to a subsidiary of the Company. The stockholders of Ace received an aggregate of 1,000,000 shares of the Company's common stock valued at approximately $219,000 and an aggregate of 3,500 shares of the Company's 1997 Series A 12% cumulative preferred stock, valued at approximately $265,000 (see Note D). Subsequent to the merger, the subsidiary Ace merged into changed its name to Ace Surgical Supply Co., Inc.

                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note - C  Notes Payable and Related Party Transactions:

At March 31, 1998 the Company had outstanding related party notes payable totaling $3,852,000. Of this amount, $3,102,000 bears interest at rates ranging from 12% to 15% and $750,000 bears interest at 18%. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,852,000 is payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Notes payable aggregating $2,683,000 are personally guaranteed by certain stockholders of the Company. During the year ended December 31, 1997, the Company issued 386,000 shares of common stock (valued at $193,000) to induce certain of the related party noteholders to agree to lower the interest rates attributable to such notes from 18% to 12% per annum.

At March 31, 1998, the Company owed $2,240,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, which expires December 1999, as defined. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8.5% at March 31, 1998) plus 2.5% plus other fees and all of the
lenders' out-of-pocket costs and expenses.   The agreement, among other
matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness,
(iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, declaring or paying dividends on common or preferred stock and requires an officer of the Company to maintain certain ownership percentages.

At March 31, 1998, the Company had a $200,000 noninterest-bearing note payable to a bank due on March 11, 1998. The note has not been repaid to date.

At March 31, 1998, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to Rochelle Guttmann (the wife of David Guttmann) and Bonnie Septimus, a stockholder of the Company. During the three months ended March 31, 1998, $30,000 was paid to each of these individuals.

                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note - D  Preferred Stock

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

Cumulative unpaid 1997-A Preferred Stock dividends aggregated $181,000 at March 31, 1998.

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

Management intends to satisfy the cumulative unpaid 1996 Preferred Stock dividends which aggregated $128,000 at March 31, 1998 through the issuance of securities and, therefore, such amounts have not been accrued.

On September 30, 1996, the board of directors designated 10,000 shares of preferred stock as "1996-A Preferred Stock" valued at $1,000 per share. The holders of 1996-A Preferred Stock are entitled to:

                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

Management intends to satisfy the cumulative unpaid 1996-A Preferred Stock dividends which aggregated $210,000 at March 31, 1998 through the issuance of securities and, therefore, such amounts have not been accrued.

Note -    E    Product Liability and Litigation:

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

The Company proposed and the CPSC accepted a voluntary corrective action plan which began implementation during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August 1992. At March 31, 1998 the Company has a $50,000 reserve which it believes is adequate to cover any additional costs to be incurred in completing the plan.

The Company believes that the ultimate resolution of these matters will not have a material effect on its financial condition.




Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. (the "Company") through its wholly owned subsidiary, IHW Inc. ("IHW") which was incorporated in 1997, is the exclusive distributor of Brabantia International ("Brabantia"), Soehnle-Waagen GmbH & Co. ("Soehnle"), and Ergo Trade Co. ("Ergo") products in the US and Canada. Brabantia, headquartered in the Netherlands, is a leading manufacturer of top of the line non-electric metal houseware products in Europe. Soehnle headquartered in Murrhardt, Germany, manufactures a full line of bathroom scales. Ergo, located in Slovenia, manufactures a line of high quality wooden carts and pantry products that are distributed under the registered Euroform trademark. IHW is looking for other products that it believes would compliment the products that they are currently selling.

In October 1997, the Company acquired Ace Surgical Supply Co., Inc., ("ACE"), a company which distributes medical, janitorial and dietary products in the tri-state area, generally to hospitals, nursing homes and medical care facilities. Ace has been in business since 1974. Their product line can generally be categorized as disposables and include branded and non-branded lines of wound dressing, incontinence products, dietary supplies, house keeping supplies and cleaning chemicals. These products are purchased by Ace from a variety of domestic suppliers.

For the three month period ended March 31, 1998, cash provided by operating activities was $115,000, $3,000, was used in investing activities and cash of $127,000 was used in financing activities. As a result, at March 31, 1998 cash decreased by $15,000 to $1,000 compared to $16,000 at December 31, 1997. The Company had a negative working capital of $6,695,000 at March 31, 1998.

Accounts payable and other liabilities decreased to $5,492,000 at March 31, 1998 from $5,863,000 at December 31, 1997 primarily due to the Company's return to profitability and a reduction of inventory.

During the three month period ending March 31, 1998 the Company was also able to reduce debt to financial institution by $108,000 to $2,240,000 and repay notes to related parties by $19,000 to $3,852,000.

At March 31, 1998 the Company had outstanding notes payable to related parties totaling $3,852,000. Of this amount, $3,102,000 bears interest at 12% to 15% and $750,000 bears interest at 18%. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,852,000 is payable to various individuals who are stockholders or entities whose principals are stockholders of the Company. Notes payable aggregating $2,683,000 are personally guaranteed by certain stockholders of the Company.

At March 31, 1998, the Company owed $2,240,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, which expires December 1999, as defined. The loan is collateralized by substantially all of the assets of the Company and is guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8.5% at March 31, 1998) plus 2.5% plus other fees and all of the lenders' out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, declaring or paying dividends on common or preferred stock and requires an officer of the Company to maintain certain ownership percentages at March 31, 1998.

Results of Operations

The condensed consolidated financial statements contained in this Form 10QSB reflect the acquisition of Ace which took place in October, 1997. The Company had net sales of $4,123,000 and $2,792,000, respectively, for the three month periods ended March 31, 1998 and March 31, 1997. The increase in sales is primarily attributable to the inclusion of Ace sales in the first quarter of 1998 but not in the comparable period of 1997 and increased sales of Brabantia and Soehnle. These factors offset the elimination of sales of small electric products which occurred during the three month period ended March 31, 1997.

Gross profit margins for the first quarter ended March 31, 1998 and March 31, 1997 were 35.1% and 31.2%, respectively. The increase in gross profit margin is attributable to lower returns as a percentage of sales, IHW receiving better pricing on certain key Brabantia items in exchange for buying container loads, placing purchase orders well in advance of shipments and a stronger dollar.

Selling, general and administrative expenses were $917,000 and $688,000 or 22.2% and 24.6% of net sales, respectively, in the three month periods ended March 31, 1998 and March 31, 1997, and reflects selling, general and administrative expenses applicable to Ace offset by management's continuing cost cutting programs and better efficiencies from consolidating Ace and IHW.

Interest expense increased to $217,000 for the three month period ended March 31, 1998 as compared to $140,000 for the three month period ended March 31, 1997. The increase of $77,000 was primarily due to debt owed by Ace.

Inventory was $1,697,000 at March 31, 1998 compared to $1,549,000 on March 31, 1997. The increase in inventory associated with the Ace acquisition was offset by management's ability to forecast IHW sales better based on historic experience and its relying more on just in time deliveries from Brabantia. All inventory associated with small electrics has been written off. Accounts receivable were $3,204,000 at March 31, 1998 and reflects receivables from Ace, higher sales and the fact that Ace extends more liberal terms to their customers as an inducement to do business.

Due to the foregoing, the Company reported a net profit of $26,000 compared to a net loss of $224,000 respectively, for the three month periods ended March 31, 1998 and March 31, 1997.


                          PART II OTHER INFORMATION


Item 6.      a.                                   Exhibits

       Exhibit 27. Financial Data Schedule

       b.    Reports on Form 8-K

       The Registrant did not file reports on Form
       8-K during the three months ended March 31, 1998.











                         CREATIVE TECHNOLOGIES CORP.

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CREATIVE TECHNOLOGIES CORP.
                                   Registrant





Dated :  May 20, 1998              By:  S/Richard Helfman
                                        Richard Helfman, President