Form 10QSB
period 1998-06-30
CREATIVE TECHNOLOGIES CORP
filed 1998-08-05
CIK 785321

FORM 10-QSB


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended: 	June 30, 1998

Commission File Number:  0-15754


	CREATIVE TECHNOLOGIES CORP.
	(Exact name of registrant as specified in its charter)

	NEW YORK	11-2721083
(State or other jurisdiction of	(IRS Employer Identification Number)
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

	YES	X		                 NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09		                          4,117,444
(Title of each class)                      (Outstanding at June 30, 1998)



CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

INDEX


PART I  -  FINANCIAL INFORMATION	PAGE

Item 1.	Condensed Consolidated Financial Statements
		(Unaudited)

	Balance Sheet as at June 30, 1998	                                    3

	Statement of Operations
		for the Three and Six Months ended
		June 30, 1998 and June 30, 1997	                                      4

	Statement of Stockholders' Deficiency
		for the Six Months ended June 30, 1998	                                5

	Statement of Cash Flows
		for the Six Months ended
		June 30, 1998 and June 30, 1997	                                       6

	Notes to Condensed Consolidated Financial Statements	                 7-11

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	                       12-13


PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	                                14

	Signatures	                                                             15

	Exhibit 27

		Financial Data Schedule	                                               16

CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 1998
(Unaudited)

Assets
Current assets:
  Cash			                                         $      1,000
  Accounts receivable-net 		                         2,793,000
  Inventories 		                                     1,715,000
  Prepaid expenses and other current assets 	          278,000
		Total current assets		                             4,787,000
Fixed assets - less accumulated depreciation
	and amortization of $289,000 		                       223,000
Other assets		    	                                    851,000
   		Total assets		                                 $5,861,000

Liabilities and Stockholders' Deficiency
Current liabilities:
   Loans payable - financial institution 	      $    2,191,000
   Note payable - bank 		                              200,000
   Notes payable - related parties 		                3,997,000
   Accounts payable and accrued expenses 	           5,153,000
		Total current liabilities	                        11,541,000

Subordinated note payable - affiliate 	                400,000
		Total liabilities	                                11,941,000

Redeemable Preferred Stock - $.01 par value;  authorized 5,000,000 shares;
  4,000 shares of nonconvertible stock designated as 1997-A preferred stock -
  $1,000 stated value;  issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000) 	                      290,000

Stockholders' Deficiency
    Preferred stock - $.01 par value;  authorized 5,000,000 shares:
    	10,000 shares of convertible stock designated as 1996 preferred stock -
    	$1,000 stated value;  issued and outstanding 600 shares (liquidation
    	value $600,000) 		                                600,000
   	10,000 shares of convertible stock designated as 1996-A preferred stock -
   	$1,000 stated value;  issued and outstanding 1,170 shares (liquidation
      value $1,170,000) 		                            1,170,000
    Common Stock - $.09 par value;  authorized 20,000,000 shares, issued and
      outstanding 4,117,000 shares		                    370,000
    Additional paid-in capital		                      8,919,000
    Accumulated deficit		                           (17,429,000)
		            Stockholders' deficiency	              (6,370,000)
		  Total liabilities and stockholders' deficiency   $5,861,000
See notes to condensed consolidated financial statements.

CREATIVE TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
                            	          Three Months Ended	            Six Months Ended
	                                            June 30, 	                 June 30
                                        1997 	       1998	            1997   	   1998
Net Sales	                             $1,629,000	   $3,382,000	      $4,421,000	$7,505,000


Cost of sales	                            964,000	    2,151,000	       2,885,000	 4,826,000

Gross profit	                             665,000     	1,231,000	      1,536,000	 2,679,000

Operating expenses:
	Selling, general and
   administrative expenses	                499,000	      713,000	      1,187,000	 1,630,000
	Warehousing expense	                      242,000	      278,000	        509,000	   566,000
	Interest expense and financing costs	     140,000      	226,000	        280,000	   443,000

                                          	881,000	    1,217,000      	1,976,000	 2,639,000

Income (loss) before
  provision for income taxes 	            (216,000)	      14,000	      (440,000)     	40,000

Income tax benefit
      Current	                             (22,000)    	       0	        (22,000)         0


Net income (loss)                         $(194,000)	    $14,000	      $(418,000)     $40,000

Less  undeclared dividends on
	Preferred stock	                         $(53,000)    	$(158,000)	     $(106,000)  	$(316,000)

Net loss applicable to commons shares  	  $(247,000)    $(144,000)      $(524,000)	 $ (276,000)

Per common share - basic and diluted
Net loss                     	          $     (.09) 	  $     (.04)      $     (.20) $    (.07)

Weighted average number of shares 	       2,611,000     4,117,000       2,611,000   4,114,000

						See notes to condensed consolidated financial statements.



CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30,1998
(Unaudited)
      1996 	           1996-A
Preferred Stock 	      Preferred Stock 	      Common Stock        Additional
Number 	               Number                 Number 		           Paid-in     Accumulated
of Shares     Amount   of Shares  Amount      of Shares  Amount   Capital     Deficit       Total
Balance at January 1, 1998
600           $600,000 1,170      $1,170,000  3,997,000  $359,000 $9,103,000  $(17,469,000) $(6,237,000)

Issuance of Common Stock
for services                                    120,000     11,000    43,000                     54,000

Increase in carrying value of
1997-A preferred stock issued
in connection with acquisition                                       (17,000)                   (17,000)

1997-A preferred stock
dividend accrued                                                    (210,000)                   (210,000)

Net income for the period                                                           40,000        40,000

Balance at June 30, 1998
600        $600,000  1,170   $1,170,000  4,117,000  $370,000      $8,919,000      $(17,429,000)     $(6,370,000)



See notes to condensed consolidated financial statements.



CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

		                                                        Six Months Ended
	                                                            June 30,
		                                                          1997     1998
Cash flows from operating activities:
<S
   Net income (loss)	                                      $(418,000)	$40,000
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
       Depreciation and amortization	                        117,000	  43,000
       Amortization of goodwill	                                  -	   15,000
       Noncash professional fees 	                               -    	54,000
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable	           (213,000)	480,000
      Decrease in inventories	                               293,000	 394,000
      (Increase) decrease in prepaid expenses
             and other current assets	                       64,000  	(87,000)
      Decrease in accounts payable and accrued expenses	    (53,000)	(920,000)

Net cash provided by (used in) operating activities	       (210,000)  	19,000

Cash flows from investing activities:
   Acquisition of fixed assets	                              (2,000)	  (3,000)

Cash flows from financing activities:
  Net (repayments of) proceeds
    from loans payable - financial institution	              162,000	 (157,000)
  Proceeds from notes payable	                               395,000   300,000
  Repayment of notes payable	                               (434,000) (174,000)

Net cash (used in) provided by financing activities	         123,000	  (31,000)

Net decrease in cash	                                        (89,000)	 (15,000)

Cash at beginning of period	                                 100,000	   16,000

Cash at end of period	                                     $  11,000	  $  1,000

Supplemental disclosures of cash flow information
   Cash paid during the period for:
	    Interest 		                                            $212,000	   $311,000
     	Taxes 	                                                  0           0

Supplemental schedule of noncash financing activities:
   Issuance of common stock for services 			                   0       		$54,000

See notes to condensed consolidated financial statements.


CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note - A	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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


CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase price	                                                  $  484,000
Assets acquired	                                                  3,821,000
Liabilities assumed	                                              4,206,000
Net liabilities acquired	                                          (385,000)
Excess of cost over fair value of net assets acquired (goodwill)	$  869,000

On the effective date of the merger, the outstanding shares of common stock of Ace were transferred to a subsidiary of the Company. The stockholders of Ace received an aggregate of 1,000,000 shares of the Company's common stock valued at approximately $219,000 and an aggregate of 3,500 shares of the Company's 1997 Series A 12% cumulative preferred stock, valued at approximately $265,000 (see Note D). Subsequent to the merger, the subsidiary merged into and changed its name to Ace Surgical Supply Co., Inc.

Note - C 	Notes Payable and Related Party Transactions:

At June 30, 1998 the Company had outstanding related party notes payable totaling $3,997,000. Of this amount,$3,247,000 bears interest at rates ranging from 12% to 15% and $750,000 bears interest at 18%. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,997,000 is payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Notes payable aggregating $3,833,000 are personally guaranteed by certain stockholders of the Company. During the year ended December 31, 1997, the Company issued 386,000 shares of common stock (valued at $193,000) to induce certain of the related party noteholders to agree to lower the interest rates attributable to such notes from 18% to 12% per annum.

At June 30, 1998, the Company owed $2,191,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, which expires June 2000, as defined. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate
(8.5% at June 30, 1998) plus 2.5% plus other fees and all of the lenders' out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, declaring or paying dividends on common or preferred stock and requires an officer of the Company to maintain certain ownership percentages.

At June 30, 1998, the Company had a $200,000 unsecured noninterest-bearing note payable to a bank due March 11, 1998. The note has not been repaid to date.

At June 30, 1998, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.


CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to Rochelle Guttmann (the wife of David Guttmann) and Bonnie
Septimus, a stockholder of the Company. During the six months ended June 30, 1998, $60,000 was paid to each of these individuals.

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

The estimated fair value of the 1997-A Preferred Stock at the date of acquisition of Ace amounted to approximately $265,000 pursuant to a valuation by an independent financial advisory firm.

Cumulative unpaid 1997-A Preferred Stock dividends aggregated $286,000 at June 30, 1998.

In June 1996, the board of directors designated 10,000 shares of preferred stock as "1996 Preferred Stock" valued at $1,000 per share. The holders of 1996 Preferred Stock are entitled to:

(i)	receive cumulative dividends at the rate of $120 per annum payable quarterly in cash or common stock at the option of the Company;

(ii) convert each share of preferred stock into approximetly 333 shares of common stock subject to adjustment, as defined;

(iii)	redemption of their preferred shares on June 1, 1999 at $1,000 per share payable in cash or shares of common stock at the option of the Company valued at the lesser of the average closing bid market price during (a) May 1998 or (b) May 1999. This is an extension of the original redemption date of June 1, 1998;

CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(iv)	liquidation preferences of $1,000 per preferred share; and

(v)	no voting rights.

The Company, at its option, has the right to redeem all or any portion of the
 1996 Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to June 1, 1999. This is an extension of the original redemption date of June 1, 1998.

Management intends to satisfy the cumulative unpaid 1996 Preferred Stock dividends, which aggregated $146,000 at June 30, 1998 through the issuance of securities, and, therefore, such amounts have not been accrued.

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

Management intends to satisfy the cumulative unpaid 1996-A Preferred Stock dividends, which aggregated $245,000 at June 30, 1998 through the issuance of securities, and, therefore, such amounts have not been accrued.




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

The Company proposed and the CPSC accepted a voluntary corrective action plan, which began implementation during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August
1992. At June 30, 1998 the Company has a $50,000 reserve which it believes is adequate to cover any additional costs to be incurred in completing the plan.

The Company believes that the ultimate resolution of these matters will not have a material effect on its financial condition.

These appliances are no longer sold by the Company in the United States
("US").






 Item 2. 	Management's Discussion and Analysis of Financial
		Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. (the "Company") through its wholly owned subsidiary, IHW Inc. ("IHW") which was incorporated in 1997, is the exclusive distributor of Brabantia International ("Brabantia"), Soehnle-Waagen GmbH
& Co. ("Soehnle"), and Ergo Trade Co. ("Ergo") products in the US and Canada.
  Brabantia, headquartered in the Netherlands, is a leading European manufacturer of top of the line metal houseware products. Soehnle headquartered in Murrhardt, Germany, manufactures a full line of bathroom scales. Ergo, located in Slovenia, manufactures a line of high quality wooden carts and pantry products that are distributed under the registered Euroform trademark. IHW is looking for other products that it believes would compliment  the products that they are currently selling.

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

For the six month period ended June 30, 1998, cash provided by operating activities was $19,000, $3,000 was used in investing activities and cash of $31,000 was used in financing activities. As a result, at June 30, 1998 cash decreased by $15,000 compared to $16,000 at December 31, 1997. The Company had a negative working capital of $6,754,000 at June 30, 1998.

Accounts payable and other liabilities decreased to $5,153,000 at June 30, 1998 from $5,863,000 at December 31, 1997 primarily due to the Company's profitable operations and a reduction of inventory.

During the six month period ended June 30, 1998 the Company was also able to reduce debt to financial institution by $157,000 to $2,191,000. Notes payable to related parties increased by $126,000 to $3,997,000.

At June 30, 1998 the Company had outstanding notes payable to related parties totaling $3,997,000. Of this amount, $3,247,000 bears interest at 12% to 15% and $750,000 bears interest at 18%. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,997,000 is payable to various individuals who are stockholders or entities whose principals are stockholders of the Company. Notes payable aggregating $3,833,000 are personally guaranteed by certain stockholders of the Company.

At March 31, 1998, the Company owed $2,191,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, which expires June 2000, as defined. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8.5% at June 30, 1998) plus 2.5% plus other fees and all of the lenders' out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, declaring or paying dividends on common or preferred stock and requires an officer of the Company to maintain certain ownership percentages at June 30, 1998.


Results of Operations

The condensed consolidated financial statements contained in this Form 10QSB reflect the acquisition of Ace which took place in October, 1997. The
Company had net sales of $3,382,000 and $1,629,000, respectively, for the three month periods ended June 30, 1998 and June 30, 1997 and $7,505,000 and $4,421,000, respectively for the six month periods ended June 30, 1998 and June 30, 1997. The increase in sales is primarily attributable to the inclusion of Ace sales in the second quarter and six month periods ended June
 30, 1998 but not in the comparable periods of 1997 and increased sales of Brabantia and Soehnle. These factors offset the elimination of sales of small electric products, which occurred during the three and six month periods ended June 30, 1997.

Gross profit margins for the second quarter ended June 30, 1998 and June 30, 1997 were 36% and 41%, respectively and for the six month periods ended June
 30, 1998 and June 30, 1997 were 36% and 35%, respectively. The decrease in gross profit margin is attributable to the lower gross profit margins of Ace sales and IHW's changing product mix.

Selling, general and administrative expenses were $713,000 and $499,000 or 21% and 31% of net sales, respectively, in the three month periods ended June 30, 1998 and June 30, 1997, and $1,630,000 and $1,187,000 or 22% and 27% of
net sales respectively in the six month periods ended June 30, 1998 and June 30, 1997 and reflects selling, general and administrative expenses applicable to Ace offset by management's continuing cost cutting programs and better efficiencies from consolidating Ace and IHW.

Interest expense increased to $226,000 and $443,000 for the three and six month periods ended June 30, 1998, respectively, as compared to $140,000 and $280,000 for the three and six month periods ended June 30, 1997. The increase of $86,000 and $163,000, was primarily due to debt owed by Ace.

Inventory was $1,715,000 at June 30, 1998 compared to $1,316,000 at June 30, 1997. The increase in inventory associated with the Ace acquisition was offset by management's ability to better forecast IHW sales based on historic experience and its relying more on just in time deliveries from Brabantia. All inventory associated with small electrics has been written off. Accounts receivable were $2,793,000 at June 30, 1998 and reflects receivables from Ace, higher sales and the fact that Ace extends more liberal terms to their customers as an inducement to do business.

Due to the foregoing, the Company reported a net profit of $14,000 compared to a net loss of $194,000 respectively, for the three month periods ended June 30, 1998 and June 30, 1997 and a net profit of $40,000 compared to a net loss of $418,000 respectively, for the six month periods ended June 30, 1998 and June 30, 1997.




PART II OTHER INFORMATION


Item 6.	a.	Exhibits

		Exhibit 27. Financial Data Schedule

		b.	Reports on Form 8-K

		The Registrant did not file reports on Form
		8-K during the six months ended June 30, 1998.












CREATIVE TECHNOLOGIES CORP.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		CREATIVE TECHNOLOGIES CORP.
		Registrant





Dated :  August 5, 1998	                  By:	S/Richard Helfman
	        		                                   Richard Helfman, President