Form 10QSB
period 1998-09-30
CREATIVE TECHNOLOGIES CORP
filed 1998-11-13
CIK 785321

FORM 10-QSB


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended: 	September 30, 1998

Commission File Number:  0-15754


	CREATIVE TECHNOLOGIES CORP.
	(Exact name of registrant as specified in its charter)

	NEW YORK	11-2721083
(State or other jurisdiction of	(IRS Employer Identification Number)
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

	YES	X		NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09		                                     4,117,444
(Title of each class)                      (Outstanding at September 30, 1998)



CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

INDEX


PART I  -  FINANCIAL INFORMATION	PAGE

Item 1.	Condensed Consolidated Financial Statements
		(Unaudited)

	Balance Sheet as at September 30, 1998	            3

	Statement of Operations
		for the Three and Nine Months ended
		September 30, 1998 and September 30, 1997	         4

	Statement of Stockholders' Deficiency
		for the Nine Months ended September 30, 1998	      5

	Statement of Cash Flows
		for the Nine Months ended
		September 30, 1998 and September 30, 1997	         6

	Notes to Condensed Consolidated Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	      12-14


PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Securities Holders			 15

Item 6.	Exhibits and Reports on Form 8-K	                        15

	Signatures	                                                     16

	Exhibit 27
		Financial Data Schedule	                                       17

CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998
(Unaudited)
Assets
Current assets:
  Cash			                                      $      3,000
  Accounts receivable-net 		                      3,065,000
  Inventories 		                                  1,784,000
  Prepaid expenses and other current assets 	       309,000
		Total current assets		                          5,161,000
Fixed assets - less accumulated depreciation
	and amortization of $310,000 		                    203,000
Other assets		    	                                 843,000
   		Total assets		                              $6,207,000

Liabilities and Stockholders' Deficiency
Current liabilities:
   Loans payable - financial institution 	    $    2,240,000
   Note payable - bank 		                            200,000
   Notes payable - related parties 		              3,847,000
   Accounts payable and accrued expenses 	         5,653,000
		Total current liabilities	                      11,940,000

Subordinated note payable - affiliate 	              400,000
		Total liabilities	                              12,340,000

Redeemable Preferred Stock - $.01 par value;  authorized 5,000,000 shares;
  4,000 shares of nonconvertible stock designated as 1997-A preferred stock -
  $1,000 stated value;  issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000) 	                    299,000

Stockholders' Deficiency
    Preferred stock - $.01 par value;  authorized 5,000,000 shares:
    	10,000 shares of convertible stock designated as 1996 preferred stock -
    	$1,000 stated value;  issued and outstanding 600 shares (liquidation
    	value $600,000) 		                              600,000
   	10,000 shares of convertible stock designated as 1996-A preferred stock -
   	$1,000 stated value;  issued and outstanding 1,170 shares (liquidation
      value $1,170,000) 		                          1,170,000
    Common Stock - $.09 par value;  authorized 20,000,000 shares, issued and
      outstanding 4,117,000 shares		                  370,000
    Additional paid-in capital		                    8,805,000
    Accumulated deficit		                         (17,377,000)
		            Stockholders' deficiency	            (6,432,000)
		    	Total liabilities and stockholders' deficiency  $6,207,000



See notes to condensed consolidated financial statements.

CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three Months Ended	Nine Months Ended
	September 30, 	September 30,
                      1997	      1998	         1997   	    1998
Net Sales	            $2,001,000	$3,739,000	   $6,422,000	$11,244,000


Cost of sales	        1,470,000	  2,434,000    	4,355,000	   7,260,000

Gross profit	           531,000	  1,305,000	    2,067,000	   3,984,000

Operating expenses:
	Selling, general and
administrative expenses	541,000	    739,000	    1,728,000	   2,369,000
	Warehousing expense	   220,000	    297,000	      729,000	     863,000
 Restructuring costs   	442,000	          0	     442,000            	0
	Interest expense and
financing costs	        331,000	    217,000      	611,000	     660,000

	                     1,534,000  	1,253,000	    3,510,000   	3,892,000

Income (loss) before provision
for income taxes 	   (1,003,000)    	52,000	   (1,443,000)     	92,000

Income tax benefit
          Current     	_______0    	_______0	     (22,000)    	_______0


Net income (loss)     (1,003,000)    	52,000	  (1,421,000)      	92,000

Less  undeclared dividends on
	Preferred stock	        (54,000)	  (158,000)	   (160,000)	    (474,000)

Net loss applicable
to common shares  	  $(1,057,000)  $(106,000)   $(1,581,000)   $(382,000)

Per common share - basic and diluted
Net loss            $      (.39)   $     (.03)  $      (.59) $      (.09)

Weighted average number
of shares 	            2,710,000      4,117,000     2,669,000      4,115,000



See notes to condensed consolidated financial statements.


CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30,1998
(Unaudited)
                      1996 	            1996-A
               Preferred  Stock     Preferred  Stock 	      Common    Stock       Additional
               Number	             Number                   Number 		             Paid-in       Accumulated
               of Shares  Amount   Of Shares   Amount       of Shares  Amount     Capital       Deficit      Total
Balance at January 1, 1998
              600       $600,000 1,170        $1,170,000   3,997,000   $359,000    $9,103,000   $(17,469,000) $(6,237,000)

Issuance of Common Stock for
services                                                     120,000     11,000      43,000                   54,000

Increase in carrying value of
1997-A preferred stock issued
in connection with acquisition                                                       (26,000)                (26,000)

1997-A preferred stock
dividend accrued                                                                    (315,000)                (315,000)

Net income for the period                                                                      92,000         92,000

Balance at September 30, 1998
                600    $600,000   1,170   $1,170,000  4,117,000  $370,000  $8,805,000  $(17,377,000) $(6,432,000)



See notes to condensed consolidated financial statements.










CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
		                                                      Nine Months Ended
		                                                         September 30,
		                                                1997   	       1998
Cash flows from operating activities:
   	                                               C>
   Net income (loss)	                              $(1,421,000)	$92,000
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
       Depreciation and amortization	                  211,000	  65,000
       Restructuring charge                     	      442,000	     -
       Amortization of goodwill	                        -	       24,000
       Noncash professional fees 	                       -	      54,000
       Noncash interest expense	                       193,000    	-
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable	     (638,000)	 207,000
      Decrease (increase) in inventories	              (71,000)	 325,000
      (Increase) decrease in prepaid expenses
          and other current assets	                     57,000	 (118,000)
      (Decrease) increase in accounts payable
          and accrued expenses	                       643,000  	(526,000)

Net cash provided by (used in) operating activities	  (584,000)	 123,000

Cash flows from investing activities:
   Acquisition of fixed assets	                        (12,000)	  (4,000)

Cash flows from financing activities:
  Net (repayments of) proceeds from loans payable -
       financial institution 	                          441,000	 (108,000)
  Proceeds from notes payable	                          560,000   310,000
  Repayment of notes payable	                          (471,000)  (334,000)

Net cash provided by (used in) financing activities	    530,000	  (132,000)

Net decrease in cash	                                   (66,000)	  (13,000)

Cash at beginning of period	                            100,000	    16,000

Cash at end of period	                               $   34,000	 $   3,000

Supplemental disclosures of cash flow information
   Cash paid during the period for:
	Interest 		                                           $273,000 	   $450,000
	Taxes 	                                                      0            0

Supplemental schedule of noncash financing activities:
   Issuance of common stock for services 			                  0		    $54,000
   Issuance of common stock in lieu of interest         193,000            0


See notes to condensed consolidated financial statements.


CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note - A	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

At September 30, 1998 the Company had outstanding related party notes payable totaling $3,847,000. Of this amount, $3,097,000 bears interest at rates ranging from 12% to 15% and $750,000 bears interest at 18%. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,847,000 is payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Notes payable aggregating $3,693,000 are personally guaranteed by certain stockholders of the Company. In addition, holders of notes totaling approximately $2,943,000 have a security interest in substantially all the assets of the Company second to the financial institution indicated below. During the year ended December 31, 1997, the Company issued 386,000 shares of common stock (valued at $193,000) to induce certain of the related party noteholders to agree to lower the interest rates attributable to such notes from 18% to 12% per annum.

At September 30, 1998, the Company owed $2,240,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, which expires June 2001, as defined. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate
(8.25% at September 30, 1998) plus 2.5% plus other fees and all of the lenders' out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness,
(iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, declaring or paying dividends on common or preferred stock and requires an officer of the Company to maintain certain ownership percentages.

At September 30, 1998, the Company had a $200,000 unsecured noninterest-bearing note payable to a bank due March 11, 1998. The note has not been repaid to date.

At September 30, 1998, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.


CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to Rochelle Guttmann (the wife of David Guttmann) and Bonnie
Septimus, a stockholder of the Company. During the nine months ended September 30, 1998, $90,000 was paid to each of these individuals.

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

Cumulative unpaid 1997-A Preferred Stock dividends aggregated $391,000 at September 30, 1998.

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

(iii)	redemption of their preferred shares on June 1, 1999 at $1,000 per share payable in cash or shares of common stock at the option of the Company valued at the lowest monthly average closing bid market price for any month between the months of May 1998 and May 1999. This is an extension of the original redemption date of June 1, 1998;

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

Management intends to satisfy the cumulative unpaid 1996 Preferred Stock dividends, which aggregated $164,000 at September 30, 1998 through the issuance of securities, and, therefore, such amounts have not been accrued.

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

(iii)	redemption of their preferred shares on October 1, 1999 at $1,000 per share payable in cash or shares of common stock at the option of the Company valued at the lowest monthly average closing bid market price for any month between the months of September 1998 and September 1999. This is an extension of the original redemption date of October 1, 1998.

(iv)	liquidation preferences of $1,000 per preferred share; and

(v)	no voting rights.

The Company, at its option, has the right to redeem all or any portion of the 1996-A Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to October 1, 1999. This is an extension of the original redemption date of October 1, 1998.

Management intends to satisfy the cumulative unpaid 1996-A Preferred Stock dividends, which aggregated $280,000 at September 30, 1998 through the issuance of securities, and, therefore, such amounts have not been accrued.














CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note - 	E	Product Liability and Litigation:

The Company has received notice that several consumers claim to have suffered finger injuries while using one of the Company's appliance products. Most of these claims are covered by the Company's product liability insurance carrier. The Company redesigned the appliance in August 1992, and believes that the modification made should minimize the possibility of such injury. The Consumer Product Safety Commission (the "CPSC") made a preliminary determination that the Company's appliance product represents a "substantial product hazard" as that term is defined in the Consumer Product Safety Act.

The Company proposed and the CPSC accepted a voluntary corrective action plan, which began implementation during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August 1992. At September 30, 1998 the Company has a $50,000 reserve which it believes is adequate to cover any additional costs to be incurred in completing the plan.

The Company believes that the ultimate resolution of these matters will not have a material effect on its financial condition.

These appliances are no longer sold by the Company in the United States
("US").

Two parties recently commenced actions against the Company for prior service. The Company feels it has adequate defenses to these actions, although the ultimate outcome can not be determined at this time.

Note F - Stock Option Plan

At the annual meeting of the shareholders of the Company held July 28, 1998, shareholders approved the Company's 1998 Stock Option Plan (the "Plan"). The
 Plan provides for the grant of options to purchase an aggregate of 750,000 shares of common stock (subject to adjustment). These options may be either incentive stock options ("ISOs") for eligible employees including officers or non-qualified stock options for consultants and non-employee directors.
ISOs granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of the option grant, provided that the exercise price of such option granted to an employee owning more than 10% of the combined voting power of all classes of stock of the Company and its subsidiaries may not be less than 110% of the fair market value of the common stock on the date of the option grant. The term of each option and the manner of exercise are determined by a committee appointed by the board of directors, but in no case can the options be exercised in excess of 10 years (5 years for a holder of more than 10% of the combined voting power of all classes of stock of the Company and its subsidiaries and non-employee directors) beyond the grant date, as defined. The Plan contains no present criteria determining the identity or amount of options to be granted to any person or groups of persons. At September 30, 1998 no options were granted under the Plan.





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

For the nine month period ended September 30, 1998, cash provided by operating activities was $123,000, $4,000 was used in investing activities and cash of $132,000 was used in financing activities. As a result, at September 30, 1998 cash decreased by $13,000 from $16,000 at December 31, 1997. The Company had a negative working capital of $6,779,000 at September 30, 1998.

Accounts payable and other liabilities decreased to $5,653,000 at September 30, 1998 from $5,863,000 at December 31, 1997 primarily due to the Company's profitable operations and a reduction of inventory.

During the nine month period ended September 30, 1998 the Company was also able to reduce debt to financial institution by $108,000 to $2,240,000. Notes payable to related parties decreased by $24,000 to $3,847,000.

At September 30, 1998 the Company had outstanding notes payable to related parties totaling $3,847,000. Of this amount, $3,097,000 bears interest at 12% to 15% and $750,000 bears interest at 18%. These notes are all due on demand and include $1,000,000 due to an entity whose principal is a director of the Company. The remaining $2,847,000 is payable to various individuals who are stockholders or entities whose principals are stockholders of the Company and the Company's retirement plan. Notes payable aggregating $3,693,000 are personally guaranteed by certain stockholders of the Company.
 In addition, holders of notes totaling approximately $2,943,000 have a security interest in substantially all the assets of the Company second to the financial institution indicated below.

At September 30, 1998, the Company owed $2,240,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, which expires June 2001, as defined. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8.25% at September 30, 1998) plus 2.5% plus other fees and all of the lenders' out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, declaring or paying dividends on common or preferred stock and requires an officer of the Company to maintain certain ownership percentages.







Liquidity and Capital Resources (continued)

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software, conversions to new software and the replacement of certain hardware, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company is presently testing certain software that has already been modified. The Company does not anticipate that the total cost of implementing its year 2000 plan will have a material effect on its financial condition.



Results of Operations

The condensed consolidated financial statements at September 30, 1998 and for the three and nine month periods then ended contained in this Form 10QSB reflect the acquisition of Ace which took place in October, 1997. The Company had net sales of $3,739,000 and $2,001,000, respectively, for the three month periods ended September 30, 1998 and September 30, 1997 and $11,244,000 and $6,422,000, respectively for the nine month periods ended September 30, 1998 and September 30, 1997. The increase in sales is primarily attributable to the inclusion of Ace sales in the third quarter and nine month periods ended September 30, 1998 but not in the comparable periods of 1997 and increased sales of Brabantia. These factors offset the elimination of sales of small electric products, which occurred during the three and nine month periods ended September 30, 1997.

Gross profit margins for the third quarter ended September 30, 1998 and September 30, 1997 were 35% and 27%, respectively and for the nine month periods ended September 30, 1998 and September 30, 1997 were 35% and
32%, respectively. The increase in gross profit margin is attributable to the Company's changing product mixes and the elimination of small electrics sales.

Selling, general and administrative expenses were $739,000 and $541,000 or 20% and 27% of net sales, respectively, in the three month periods ended September 30, 1998 and September 30, 1997, and $2,369,000 and $1,728,000 or
21% and 27% of net sales respectively in the nine month periods ended September 30, 1998 and September 30, 1997. The increase in such expenses was due to the inclusion of Ace partially offset by management's continuing cost cutting programs and better efficiencies from consolidating Ace and IHW. The reduction in such expenses as a percentage of sales was due to increased sales in the September 30, 1998 periods compared to the September 30, 1997 periods.

During 1997 the Company announced its intention to stop selling its electric goods domestically and sharply reduced the export of these products. As a result of these decisions the Company incurred restructuring charges of approximately $442,000 representing the write-off of molds and facilities used in the manufacturing of its electric household appliances.

Interest expense was $217,000 and $660,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to $331,000 and $611,000 for the three and nine month periods ended September 30, 1997. The decrease of $114,000 in the third quarter of 1998 was primarily due to interest on notes payable to certain note holders being recorded in the third quarter of 1997. During July 1997 these note holders agreed not to call their loans in exchange for the difference in interest they would have received at the old rate vs. the new rate being converted into common stock of the Company at the current market price of the Company's stock. This resulted in the issuance of 386,000 shares of the Company's common stock.
The increase of $49,000 in the nine month periods was primarily due to debt owed by Ace.

Inventory was $1,784,000 at September 30, 1998 compared to $1,680,000 at September 30, 1997. The increase in inventory associated with the Ace acquisition was offset by management's ability to better forecast IHW sales based on historic experience and its relying more on just in time deliveries from Brabantia. All inventory associated with small electrics has been written off. Accounts receivable were $3,065,000 at September 30, 1998 and reflects receivables from Ace, higher sales and the fact that Ace extends more liberal terms to their customers as an inducement to do business.

Due to the foregoing, the Company reported a net profit of $52,000 compared to a net loss of $1,003,000 respectively, for the three month periods ended September 30, 1998 and September 30, 1997 and a net profit of $92,000 compared to a net loss of $1,421,000 respectively, for the nine month periods ended September 30, 1998 and September 30, 1997.


PART II OTHER INFORMATION


Item 4.	Submission of Matters to a vote of Securities Holders.

		The Company held its annual shareholders' meeting on July 28, 1998.
Richard Helfman, David Guttmann and David Refson were re-elected directors.
In addition, the shareholders approved the Company's 1998 Employee Stock
Option Plan.  2,466,178 shares voted for the plan, 31,710 shares voted against and 8,363 shares abstained.

Item 6.	a.	Exhibits

		Exhibit 27. Financial Data Schedule

		b.	Reports on Form 8-K

		The Registrant did not file reports on Form
		8-K during the nine months ended September 30, 1998.












CREATIVE TECHNOLOGIES CORP.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		CREATIVE TECHNOLOGIES CORP.
		Registrant





Dated:  November 13, 1998		By:         S/Richard Helfman
			                                    Richard Helfman, President
		                                    	and Chief Financial Officer