Form 10KSB
period 1998-12-31
CREATIVE TECHNOLOGIES CORP
filed 1999-04-15
CIK 785321

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended
December 31, 1998                                    Commission File No. 0-15754

                           CREATIVE TECHNOLOGIES CORP.
                           ---------------------------
        (Exact name of small business issuer as specified in its Charter)

                NEW YORK                                 11-2721083
                --------                                 ----------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

                  170 53rd Street, Brooklyn, New York     11232
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number,
including area code:                        (718) 492-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
        -------------------                        -------------------

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

                                YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for fiscal year ended December 31, 1998 was $15,263,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant is $444,982 as of April 5, 1999.

The number of shares outstanding of the registrant's Common Stock as of April 5, 1999 is:

               Class                        Outstanding at April 5, 1999
               -----                        ----------------------------

   Common Stock, $.09 par value                     4,127,444

PART I

ITEM 1. BUSINESS

         Creative Technologies Corp. ("CTC") is a holding company owning the stock of two operating subsidiaries, IHW, Inc. ("IHW") and Ace Surgical Supplies Co., Inc. ("Ace"), collectively (the "Company"). Ace, in business since 1974, was acquired by CTC in October 1997. It distributes medical, janitorial and dietary products in the tri-state area, generally to hospitals, nursing homes and medical care facilities. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products are currently being distributed by IHW are Brabantia, Soehnle, Ergotrade, MAWA Metallwarenfabrik, Foppa Pedretti S.p.A., and Bredemeijer. IHW is continually looking to distribute other complementary lines that meet its various criteria.

Brabantia Products

         The Company and Brabantia, a Netherlands company, entered into a five-year distributorship Agreement effective January 1, 1996. The agreement provides that IHW will have the exclusive right to distribute Brabantia products in the United States and Canada. Brabantia manufactures high quality houseware products and sells its products in over 68 countries throughout the world.

         Brabantia's major product categories include food storage, waste storage and laundry products. Brabantia's product lines are targeted to the middle to high end of the market. Brabantia develops and introduces new products every year.

         Sales of Brabantia products represented approximately 36% of total sales of the Company. Historically, the return rate for Brabantia products is low. The Brabantia line of products is being marketed primarily by the Company's Chief Executive Officer and the President to department stores, specialty stores, catalogs, hardware stores, mass merchandising stores and discounters. The Company also displays its products at the Chicago Houseware Show, the Gourmet Show, and other smaller regional shows.

Soehnle-Waagen - Scales

         The Company and Soehnle-Waagen GmbH & Co. entered into an exclusive distribution agreement effective as of October 1, 1996. The agreement provides that IHW has the exclusive right to distribute Soehnle's products, consisting of a full line of bathroom scales in the United States and Canada. The agreement is renewable on an annual basis with no minimum sales or purchase requirements and can be cancelled by either party without penalty. Sales of Soehnle products represented approximately 10% of the total sales of the Company in 1998. The scales are being marketed in the same way as the Company markets its Brabantia line.

Other Products

         IHW is the United States distributor of Ergotrade, MAWA, Foppa Pedretti, and Bredemeijer products. Ergotrade, located in Slovenia, manufactures high quality wooden carts and pantry items which are distributed under the registered Euroform trademark. The Distributorship Agreement with Ergotrade expires June 30, 1999 and negotiations are currently underway to extend it. MAWA, a German company, is the largest European manufacturer of metal clothes hangers. Foppa Pedretti, an Italian company, manufactures a full line of high-end wooden space saving efficient home furnishings. Bredemeijer, a Dutch company, produces a line of high-end teapots and tea cosy's. Ergotrade sales were not material in 1998. The marketing efforts for the other three product lines began in early 1999 and sales are not expected to be material during 1999.

Ace Surgical Supply Co., Inc.

         Ace, a wholly owned subsidiary purchased by the Company in October 1997, has distributed medical, janitorial and dietary supplies generally to Hospitals, nursing homes and medical care facilities since 1974.

         The products can be generally categorized as disposables and include branded and non-branded lines of wound dressing, incontinence products, dietary supplies, house keeping supplies and cleaning chemicals. These products are purchased by Ace from various sources, two of whom supply more than 10% of Ace's total purchases. Ace generally has more than one supplier for all of its products and usually keeps a 30-day supply of products in its inventory. Generally, Ace's customers have been customers of Ace for many years. Management believes that Ace allows its customers the convenience of purchasing many of its product needs from one source at a price that would not be higher than if such customers purchased the products from other distributors. Ace's sales for fiscal 1998 were approximately 51% of total sales.

         Marketing of Ace's products are performed by two salesmen. New customers are called upon by the salesmen. Deliveries are performed by leased trucks and drivers.

Product Warranty

         Brabantia products sold by the Company contain between a two and ten-year limited warranty provided by Brabantia. Soehnle's products have a three-year warranty provided by Soehnle. Any product returned to the Company as defective is returned to the manufacturer for partial credit. No warranty is available for the other IHW lines or Ace products.

Trademarks

         The Company generally provides in its distributorship agreements that the Company shall be entitled to distribute such products utilizing the trademarks of the companies that manufacture the product.

Product Liability

         The Company has product liability insurance of up to $1 million per incident. In July 1994, the Consumer Product Safety Commission (the "CPSC") requested that the Company provide it with information to allow the CPSC to determine whether any defect is present in the Company's pasta machine that it was producing and selling prior to June 30, 1997. The request from the CPSC was precipitated by a consumer claiming that she severed the tip of her finger while operating the Company's pasta machine. The CPSC has made a preliminary determination that the Pasta Express represents a "substantial product hazard" as that term is defined in the Consumer Product Safety Act. The Company has disputed this preliminary determination. The CPSC and the Company have agreed in principle on a Voluntary Corrective Action Plan whereby the Company, at its own expense, will offer consumers who purchased and still have the Company's Pasta Machine manufactured prior to August 1992, a newly revised plastic lid which provides a greater degree of sensitivity for the safety cut off switch. As of December 31, 1998 such voluntary corrective action plan was substantially completed and the Company had a $50,000 reserve which it believes is adequate to cover any additional cost to be incurred in completing the plan.

         The Company has received notice that several other consumers claim to have suffered finger injuries while using the pasta machine. All but one of these claims are covered by the Company's product liability insurance carrier. The Company denies any wrongdoing and is currently in settlement discussions. Should a satisfactory settlement not be reached, the Company is prepared to defend the claim. The ultimate outcome is not expected to have a material effect on the Company's financial position, results of operations or cash flows. The Company redesigned the lid of the pasta machine in August 1992, and has seen a decrease in the number of reported incidence of such injuries. The Company believes that this modification should minimize the possibility of such injury.

Competition

         The product lines which IHW distributes all compete with numerous companies selling similar products. The Company believes that its products are of higher quality than most competitors and have certain unique features and benefits.

         Ace competes with many companies that distribute the same products that are distributed by Ace, many of which have substantially greater financial resources than the Company. In addition, many of the manufacturers of such supplies have manufacturers representatives that distribute their products. Ace believes that it competes by providing better service, consolidation of orders, and more liberal financing terms.

Employees

         The Company has 33 employees. These include 19 people in administration, customer services and sales, 3 officers, and 11 people engaged in shipping and warehousing. The Company and Ace have entered into an agreement with United Production Workers Union, Local 17-18 under which agreement 7 employees receive certain health benefits and cost of living increases. This agreement terminates March 19, 2002.

ITEM 2.  PROPERTIES

         The Company's executive offices and warehouse currently consist of approximately 160,000 square feet located at 170 53rd Street, Brooklyn, New York 11232 and is leased from a company owned by the Company's principal stockholders pursuant to a lease terminating May 31, 2011. Rent expense, inclusive of real estate taxes and assessments, for 1998 was approximately $750,000. See "Certain Relationships and Related Transactions." The Company believes that its executive offices and warehouse space are sufficient for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         Various lawsuits and claims have been instituted against the Company in the normal course of business. While the amounts claimed might be substantial, the ultimate liability can not be determined because of the inherent uncertainties surrounding the actions and the considerable uncertainties that exist. Based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position or the results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for the vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed for trading on the Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the fiscal quarters of 1997 and 1998. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                    Fiscal Year Ended       Fiscal Year Ended
                                    December 31, 1997       December 31, 1998
                                    High Bid  Low Bid       High Bid  Low Bid
                                    --------  -------       --------  -------
COMMON STOCK (CRTV)

First Quarter                        13/16      1/4          15/32     13/32
Second Quarter                       11/16      3/8          13/32     11/32
Third Quarter                         1/2       3/8           3/8       5/16
Fourth Quarter                       15/32      3/8           5/16      9/32

The closing bid price of the Common Stock on April 5, 1999 was $.16.

         At April 5, 1999, there were in excess of 750 Shareholders. Holders of Common Stock are entitled to dividends, when, as, and if declared by the Board of Directors out of funds legally available therefore. The holders of the Common Stock may not receive dividends until the holders of the Preferred Stock receive all accrued but unpaid dividends. The Company has not paid any cash dividends on its Common Stock and, for the immediate future, intends to retain earnings, if any, to finance the development and expansion of its business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         The Company had an operating profit for the year ended December 31, 1998 of $93,000 (before an extraordinary gain of $188,000) after a substantial operating loss of $2,354,000 in 1997. As of December 31, 1998 the Company had a working capital deficit of $6,669,000. The 1998 results were positively affected by the inclusion of Ace's operating results for the entire year, an increase in IHW's sales, (exclusive of the Company's discontinued electric's business), continued efforts by management to cut and contain costs, a strong dollar, and a changing and more profitable product mix. The results of operations continued to be negatively affected by the heavy interest burden of the notes payable which represented monies borrowed to support the now discontinued electrics business.

         Management continues to believe that its decision to exit the small electric business and concentrate on distributing moderate to high-end non-electric European housewares is correct and will result in the Company increasing its profitability. Last year IHW experienced a solid growth in Brabantia sales and has started to distribute the products of other European companies in the United States. While management does not expect material sales this year from the new products, it believes long term these new lines can make meaningful contributions to both sales and profits. The Company continues to seek strategic partnerships with other manufacturers of high quality, unique and complementary houseware products.

         The positive sales and profit contribution of Ace, acquired in October, 1997, strengthened the Company's overall operating results. Ace is a company which has shown a steady and profitable operating pattern for over 20 years. The acquisition of Ace also resulted in operational synergies by fully integrating the warehouse and shipping functions and certain administrative aspects such as order entry and invoicing.

         The Company believes that it will be able to continue as a going concern and generate sufficient cash flow to meet its obligations as they come due. IHW has seen its sales platform for Brabantia steadily increase on a monthly basis, both in terms of the number of retail accounts and the number of items that these customers are carrying. There has been a positive reaction to the new lines which the Company is introducing and the Company expects to add additional complementary lines in the future. The Company receives favorable terms from its suppliers, enjoys a satisfactory banking relationship with Century Business Credit Corporation, and is continuing to look for ways to cut costs, reduce overhead, and operate more efficiently.

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

Liquidity and Capital Resources

         For the year ended December 31, 1998 ("fiscal 1998"), cash used in operating activities was $214,000. Cash of $11,000, was used in investing activities and cash of $210,000 was provided by financing activities. As a result, at December 31, 1998, cash decreased by $15,000 to $1,000 compared to $16,000 at December 31, 1997. The Company had a negative working capital of $6,669,000 at December 31, 1998.

         Accounts payable and other liabilities decreased to $4,647,000 at December 31, 1998 from $5,863,000 at December 31, 1997. This decrease is partially offset by a reduction in inventory as both IHW and Ace are relying more on Just In Time ("JIT") inventory shipments from their suppliers and by the operating profits which were used to reduce payables.

         At December 31, 1998, the Company had notes payable due on demand in the amount of $1,000,000 payable to an entity whose principal was formerly a director of the Company. The loan bears interest at a rate of 12% per annum. At December 31, 1998, the Company also had $2,790,000 of notes outstanding to various individuals and shareholders of the Company. These additional loans bear interest at between 12%-18% per annum and are also due on demand. Of these related party loans, $3,693,000 were guaranteed by certain stockholders of the Company.

         During the year ended December 31, 1998 the Company issued 130,000 shares of common stock (valued at $56,000) as payment for services performed on behalf of the Company.

         At December 31, 1998, the Company had a credit line with Century Business Credit Corporation (Century) in the total amount of $3,000,000, which expires June 2001. Of this amount, $1,200,000 was available to IHW and $1,800,000 was available to Ace. The loans under this line are on a revolving credit basis based on asset availability. The Company pays an interest rate equal to the greater of 9% or the prime rate plus 2.5%. The Company also pays a minimum loan fee in the event that the closing daily unpaid balance is less than a certain amount. The Company paid a facility fee to obtain the line of credit and pays certain administrative fees. Century obtained a security interest in all the assets of the Company. The Company enjoys a satisfactory banking relationship with Century. A stockholder has given his limited personal guarantee for this loan.


Results of Operations

         The Company had net sales of approximately $15,263,000 in the fiscal year ended December 31, 1998 compared to net sales of approximately $10,862,000 for the fiscal year ended December 31, 1997. The increase in sales was primarily the result of greater sales of Brabantia and the inclusion of Ace's sales for the entire year.

         Selling, general and administrative expenses for Fiscal 1998 were $3,080,000, an increase of $291,000 from fiscal 1997 expense of $2,789,000. This increase is attributable primarily to expenses associated with Ace which is included in the statement of operations for all of 1998.

         Interest expense and financing costs in Fiscal 1998 were $887,000, an increase of $31,000 from the $856,000 incurred during Fiscal 1997. This increase is the result of higher borrowing costs to finance higher sales that were offset partially by lower interest rates being paid on a portion of the notes payable.

         Ending inventory at December 31, 1998 was $1,349,000 compared to $2,109,000 as of December 31, 1997. This decrease in inventory is primarily the result of both IHW and Ace being able to better project their customer's future inventory needs and order from their suppliers more on a JIT basis.

         Due to the forgoing, the Company had income of approximately $93,000 (before and extraordinary gain of $188,000) for fiscal 1998 compared to a loss of approximately $2,354,000 in fiscal 1997.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Pages F-1 through F-19.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY The officers and directors of the Company are as follows:

         Name                Age     Title
         ----                ---     -----

         David Guttmann      52      Chairman of the Board

         Richard Helfman     52      Director and President
                                     of the Company and IHW

         David Selengut      43      Secretary

         Lala Bessler        51      Director and President of Ace

         David Guttmann has been a Director and Chief Executive Officer of the Company since May 1994 and Chairman of the Board since May 1997. From June 1983 until May 1994, Mr. Guttmann was Chief Executive Officer of Applied Microbiology Inc., and was its chairman until October 1995.

         Richard Helfman has been a Director of the Company since April 1990 and President since March 1990. He has also been President of IHW since July, 1997. From May 1987 to June 1989, Mr. Helfman was a commercial lending officer at The First New York Bank for Business, and from 1979 until May 1987, was a commercial lending officer at Extebank.

         David Selengut has been Secretary of the Company since September 1987. Mr. Selengut has been an attorney with Ellenoff Grossman & Schole LLP since May 1998, was a partner at the law firm of Bernstein and Wasserman LLP from June 1997 to April 1998 and was a partner at the law firm of Singer Zamansky LLP from May 1995 until April 1997. Those firms have acted as counsel to the Company with respect to certain matters. From May 1988 until April 1995, he was an Associate in the law firm of Neiman Ginsburg & Mairanz P.C., New York, New York.

         Lala Bessler has been a Director of the Company since December 1998 and President of Ace Surgical Supply Co., Inc. since 1986.

         Each of the Company's Directors has been elected to serve until the next annual meeting of the stockholders. The Company's executive officers are appointed annually by the Company's Directors. Each of the Company's Directors and Officers continues to serve until his successor has been elected and qualified.

         To the Company's knowledge, there were no delinquent 16(a) filers for transactions in the Company's securities during the year ended December 31, 1998.

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

                                        SUMMARY COMPENSATION TABLE

                                      Annual                        Long-Term
                                      Compensation                  Compensation

                                                    Other Annual    Awards
Name and Principal           Year     Salary        Compensation    Options
Position                                ($)         ($)             (#)
David Guttmann,              1998     $106,333
Chief Executive Officer

                             1997     $122,596                      16,666(1)

                             1996     $50,000



Richard Helfman,             1998     126,485                       250,000
President

                             1997     $147,115                      25,000(1)

                             1996     $180,000

Lala Bessler                 1998     $116,406                      125,000

(1) Represents options previously granted with the exercise price lowered to $.44 on August 21, 1997.

                              OPTION GRANTS IN 1998

                               Percent of Total
                    Options    Options Granted to   Exercise       Expiration
Name                Granted    Employees in Fiscal  Price          Date
(a)                 (b)        Year 1998            $

David Guttmann,
Chief Executive
Officer             None

Richard Helfman     250,000           43%             $.28     November 30, 2003

Lala Bessler        125,000           21.5%           $.28     November 30, 2003

       AGGREGATED OPTION EXERCISES IN 1998 AND FOR YEAR-END OPTION VALUES

                                                  Number of        Value of
                                                  Unexercised      Unexercised
                                                  Options          in-the-Money
                                                  at Fiscal        Options
                                                  Year-End         at Fiscal
                                                  (#)              Year-End ($)
                      Shares           Value
                      Acquired on      Realized   Exercisable/     Exercisable/
Name                  Exercise (#)     ($)        Unexercisable    Unexercisable
(a)                   (b)              (c)        (d)              (e)


David Guttmann        -0-              -0-        16,666/0         -0-

Richard Helfman       -0-              -0-        275,000/0        -0-

Lala Bessler          -0-              -0-        125,000/0        -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1998, certain information as to the stock ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, by each director of the Company who owns any shares, and by all officers and directors as a group:


                                                             Percentage of
Name of Beneficial           Number of Shares of              Class as of
     Owner                 Common Stock Owned (1)          December 31, 1998
     -----                 ----------------------          -----------------

Bonnie Septimus (2)              1,390,664                        28.6%
72 Lord Avenue
Lawrence, NY

David Guttmann  (3)              1,526,738                        30.2%
170 53rd Street
Brooklyn, NY

Richard Helfman (4)                297,777                         6.8%
170 53rd Street
Brooklyn, NY

Lala Bessler (5)                   135,046                         3.2%
170 53rd Street
Brooklyn, NY

All officers and
directors as a
group (4 persons)(6)             1,969,561                        36.0%

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

(4)  Includes 275,000 shares underlying immediately exercisable options.

(5) Includes 125,000 shares underlying immediately exercisable options and 2,190 shares owned by her husband as to which she disclaims beneficial interest of.

(6)  Includes the shares described in footnotes (3), (4) and (5) above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Barry Septimus and David Guttmann, personally guaranteed certain indebtedness of the Company in the amount of $2,693,000 as of December 31, 1998.

         In March 1993, the Company borrowed $600,000 from an affiliated entity of a former director of the Company. In January, 1995, the Company borrowed an additional $400,000 from that entity. Interest on these loans is 12% per annum and are due upon demand. These loans are also guaranteed by David Guttmann and Barry Septimus.

        The Company and Ace's executive offices at 170 53rd Street, Brooklyn, New York, are leased from an entity owned by Barry Septimus and David Guttmann. The lease expires May 31, 2011 and provides for annual rent of $750,000, including real estate taxes. Rent expense for the Brooklyn facility for 1998 was $750,000. The Company believes that the rent is not higher than would be paid to a non-affiliated company.

         In December 1996, the Company and Ace obtained lines of credit aggregating 3,000,000 from Century Business Credit Corporation ("Century"). Currently Ace and IHW can borrow 1,800,000 and 1,200,000 respectively. David Guttmann guaranteed up to $1,000,000 of the Company's and its subsidiaries' obligations to Century. See "Management's Discussion and Analysis or Plan of Operation" for a description.

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

     (P) Final Agreement with Shawmut - Incorporated by reference to Form 10-K SB for year ended December 31, 1995.

     (Q) Brabantia Agreement - Incorporated by reference to form 10-KSB for year ended December 31, 1995.

     (R) Loan Agreement with Century Business Credit. Incorporated by reference to Form 10-KSB for year ended December 31, 1996.

     (S) Soehnle-Waagen GmbH & Co. Agreement. Incorporated by reference to Form 10-KSB for year ended December 31, 1996.

     (T) Agreement and Plan of Merger dated October 27, 1997. Incorporated by reference to the Form 8-K filed October 27, 1997.

     (U) Distributorship Agreement with Ergotrade D.O.O. Incorporated by reference to Form 10-KSB for year ended December 31, 1997.

     (V) Amendment No. 3 to Loan and Security Agreement with Century Business Credit Corporation. Incorporated by reference to Form 10-KSB for year ended December 31, 1997.

     (W) 1998 Stock Option Plan incorporated by reference to Appendix A to the Proxy Statement for the 1998 Shareholders' meeting.

REPORTS ON FORM 8-K
-------------------

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CREATIVE TECHNOLOGIES CORP.

                                            By:
                                               --------------------------
                                               Richard Helfman, President


Dated: April  , 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             Chairman of the Board
------------------------     of Directors
David Guttmann               April  , 1999


                             President, Director  and
------------------------     Chief Financial Officer
Richard Helfman              April  , 1999


                             Director
------------------------     April  , 1999
Lala Bessler

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                             F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet                                                         F-2
   Statement of Operations                                               F-3
   Statement of Changes in Stockholders' Deficiency                      F-4
   Statement of Cash Flows                                               F-5
   Notes to Consolidated Financial Statements                         F-6 - F-19

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Creative Technologies Corp.


We have audited the accompanying consolidated balance sheet of Creative Technologies Corp. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Technologies Corp. and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and a stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 17, 1999


                                                     CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                                       CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------
ASSETS (Note 9)
Current Assets:
  Cash (Note 1)                                                                       $     1,000
  Accounts receivable - net of allowance for doubtful accounts of $285,000
    (Notes 1, 2 and 9)                                                                  2,875,000
  Inventories (Notes 1 and 9)                                                           1,349,000
  Prepaid expenses and other current assets                                               194,000
-------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                               4,419,000

Fixed Assets - less accumulated depreciation and amortization of $332,000
 (Notes 1, 3 and 9)                                                                       188,000

Other Assets (Notes 1 and 4)                                                              834,000
=================================================================================================
     TOTAL ASSETS                                                                     $ 5,441,000
=================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Loans payable - financial institution (Notes 1 and 9)                               $ 2,283,000
  Notes payable - related parties (Notes 1, 9 and 13)                                   3,790,000
  Accounts payable and accrued expenses (Notes 1 and 6)                                 4,647,000
  Due to related party (Note 8)                                                           368,000
-------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                         11,088,000

Subordinated Note Payable - affiliate (Note 9)                                            400,000
-------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                 11,488,000
-------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 8, 9 and 12)

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares;
 4,000 shares of nonconvertible stock designated as 1997-A preferred stock -
 $1,000 stated value; issued and outstanding 3,500 shares (redemption and
 liquidation value $3,500,000) (Note 5)                                                   308,000
-------------------------------------------------------------------------------------------------

Stockholders' Deficiency:
  Preferred stock - $.01 par value; authorized 5,000,000 shares:
    10,000 shares of convertible stock designated as 1996 preferred stock -
     $1,000 stated value; issued and outstanding 600 shares (liquidation
     value $600,000) (Note 5)                                                             600,000
    10,000 shares of convertible stock designated as 1996-A preferred stock -
     $1,000 stated value; issued and outstanding 1,170 shares (liquidation value
     $1,170,000) (Note 5)                                                               1,170,000
  Common stock - $.09 par value; authorized 20,000,000 shares, issued and
   outstanding 4,127,000 shares                                                           371,000
  Additional paid-in capital                                                            8,692,000
  Accumulated deficit                                                                 (17,188,000)
-------------------------------------------------------------------------------------------------
     STOCKHOLDERS' DEFICIENCY                                                          (6,355,000)
-------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $ 5,441,000
=================================================================================================

                                   The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                                              F-2


                                                     CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                             CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                     1997             1998
-------------------------------------------------------------------------------------------------
Net sales (Notes 1 and 2)                                            $10,862,000      $15,263,000

Cost of sales                                                          7,999,000       10,030,000
-------------------------------------------------------------------------------------------------
Gross profit                                                           2,863,000        5,233,000
-------------------------------------------------------------------------------------------------
Operating expenses:
  Selling, general and administrative                                  2,789,000        3,080,000
  Warehousing costs                                                      985,000        1,173,000
  Restructuring costs (Notes 3 and 11)                                   587,000                -
  Interest expense and financing costs (Note 9)                          856,000          887,000
-------------------------------------------------------------------------------------------------
                                                                       5,217,000        5,140,000
-------------------------------------------------------------------------------------------------

Income (loss) before extraordinary item                               (2,354,000)          93,000
-------------------------------------------------------------------------------------------------

Extraordinary item - gain on settlement of debt (Note 9)                       -          188,000
-------------------------------------------------------------------------------------------------

Net income (loss)                                                     (2,354,000)         281,000

Less undeclared dividends on preferred stock                            (288,000)        (632,000)
-------------------------------------------------------------------------------------------------

Net loss applicable to common shares                                 $(2,642,000)     $  (351,000)
=================================================================================================

Per common share - basic and diluted (Note 1):
  Loss before extraordinary item                                     $      (.90)     $      (.13)
  Extraordinary item                                                           -              .04

=================================================================================================
  Net loss                                                           $      (.90)     $      (.09)
=================================================================================================

Weighted average number of shares                                      2,929,000        4,117,000
=================================================================================================

                                   The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                                              F-3


                                                                                       CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
-----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1997 AND 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                         1996                        1996-A
                                                    PREFERRED STOCK              PREFERRED STOCK               COMMON STOCK
                                                  NUMBER                      NUMBER                       NUMBER
                                                 OF SHARES     AMOUNT        OF SHARES      AMOUNT        OF SHARES       AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                         600        $600,000         1,170     $1,170,000       2,611,000     $234,000

Issuance of common stock in lieu of
 interest (Note 9)                                  -             -              -            -             386,000       35,000

Issuance of common stock in connection with
 acquisition (Note 4)                               -             -              -            -           1,000,000       90,000

Increase in carrying value of 1997-A preferred
 stock issued in connection with acquisition        -             -              -            -               -             -

1997-A preferred stock dividend accrued             -             -              -            -               -             -

Net loss for the year ended December 31, 1997       -             -              -            -               -             -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                       600         600,000         1,170      1,170,000       3,997,000      359,000

Issuance of common stock for services               -             -              -            -             130,000       12,000

Increase in carrying value of 1997-A preferred
 stock issued in connection with acquisition        -             -              -            -               -             -

1997-A preferred stock dividend accrued             -             -              -            -               -             -

Net income for the year ended December 31, 1998     -             -              -            -               -             -
===================================================================================================================================
Balance at December 31, 1998                       600        $600,000         1,170     $1,170,000       4,127,000     $371,000
===================================================================================================================================
-------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1997 AND 1998
-------------------------------------------------------------------------------------------------

                                                    ADDITIONAL
                                                      PAID-IN        ACCUMULATED
                                                      CAPITAL          DEFICIT           TOTAL
-------------------------------------------------------------------------------------------------
Balance at January 1, 1997                         $8,900,000      $(15,115,000)     $(4,211,000)

Issuance of common stock in lieu of
 interest (Note 9)                                    158,000             -               193,000

Issuance of common stock in connection with
 acquisition (Note 4)                                 129,000             -               219,000

Increase in carrying value of 1997-A preferred
 stock issued in connection with acquisition           (8,000)            -               (8,000)

1997-A preferred stock dividend accrued               (76,000)            -              (76,000)

Net loss for the year ended December 31, 1997            -           (2,354,000)      (2,354,000)
-------------------------------------------------------------------------------------------------

Balance at December 31, 1997                        9,103,000       (17,469,000)      (6,237,000)

Issuance of common stock for services                  44,000             -               56,000

Increase in carrying value of 1997-A preferred
 stock issued in connection with acquisition          (35,000)            -              (35,000)

1997-A preferred stock dividend accrued              (420,000)            -             (420,000)

Net income for the year ended December 31, 1998          -              281,000          281,000
=================================================================================================
Balance at December 31, 1998                       $8,692,000      $(17,188,000)     $(6,355,000)
=================================================================================================

                                                                    The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                                                                               F-4


                                                      CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                   1997             1998
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                  $(2,354,000)       $ 281,000
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                                         87,000           86,000
    Restructuring charge                                                 587,000             -
    Amortization of goodwill                                               8,000           32,000
    Noncash interest expense (Note 9)                                    193,000             -
    Shares issued for services (Note 7)                                     -              56,000
    Debt forgiveness                                                        -            (188,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                         (81,000)         397,000
      Decrease in inventories                                             64,000          761,000
      Increase (decrease) in prepaid expenses and other
        current assets                                                    62,000           (3,000)
      Increase (decrease) in accounts payable and accrued expenses     1,148,000       (1,636,000)
--------------------------------------------------------------------------------------------------
        NET CASH USED IN OPERATING ACTIVITIES                           (286,000)        (214,000)
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of fixed assets                                            (14,000)         (11,000)
  Cash acquired in noncash acquisition (Note 4)                            2,000             -
--------------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                            (12,000)         (11,000)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds (repayments) from loans payable - financial
    institution                                                          312,000          (65,000)
  Repayment of loans payable - bank                                         -             (12,000)
  Proceeds from notes payable - related parties                          261,000          310,000
  Repayment of notes payable - related parties                          (359,000)        (391,000)
  Amounts due to related party (Note 8)                                     -             368,000
--------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        214,000          210,000
--------------------------------------------------------------------------------------------------
Net decrease in cash                                                     (84,000)         (15,000)
Cash at beginning of year                                                100,000           16,000
==================================================================================================
Cash at end of year                                                   $   16,000        $   1,000
==================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                              $  416,000        $ 594,000
==================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:
  Goodwill arising in acquisition (Note 4)                            $  869,000             -
==================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Issuance of common stock in connection with
    acquisition (Note 4)                                              $  219,000             -
==================================================================================================
  Issuance of preferred stock in connection with
    acquisition (Note 4)                                              $  265,000             -
==================================================================================================
  Issuance of common stock in lieu of interest (Note 9)               $  193,000             -
==================================================================================================

                                    The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                                               F-5

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SIGNIFICANT     Creative Technologies Corp. ("CTC") and Subsidiaries
   ACCOUNTING      (collectively the "Company") are engaged in importing and
   POLICIES:       marketing small household products (principally to department and discount stores, catalogues and other retailers) and medical, janitorial and dietary products to hospitals and other healthcare facilities.

                   The Company incurred a loss in the year ended December 31, 1997 of $2,354,000, earned income of $93,000 (before an extraordinary gain of $188,000) in the year ended December 31, 1998, and has a working capital deficiency of $6,669,000 as of December 31, 1998. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due which management believes that it will be able to do. Management believes that there is positive sales momentum being generated by products sold pursuant to the distribution agreements referred to in Note
                   8. The Company will continue to negotiate increased bank credit availability referred to in Note 9. In addition, cost-cutting measures to reduce overhead are continuing.

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

                   The Company adopted SFAS No. 128, Earnings per Share, during the year ended December 31, 1997, to present both basic and diluted net loss per share. Basic net loss per common share is based on the weighted-average number of shares outstanding during the period while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Both basic net loss per share and diluted net loss per share are the same since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   Net loss per common share is based on the net loss increased by the cumulative dividend requirements on preferred stock of $288,000 for the year ended December 31, 1997 and $632,000 for the year ended December 31, 1998 divided by the weighted-average number of common shares outstanding.

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

                   The carrying value of cash, accounts receivable, accounts payable, loans and notes payable approximates their fair value due to the short period to maturity of these instruments.

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

                   In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which was to take effect for years beginning after December 15, 1997. Accordingly, the Company adopted SFAS Nos. 131 and 132 in fiscal 1998. Adoption of SFAS Nos. 131 and 132 has no impact on the Company's consolidated financial position, results of operations or cash flows.

                   The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2. CONCENTRATION   Two customers comprised approximately 24% of the Company's
   OF CREDIT       accounts receivable at December 31, 1998, and one of these
   RISK:           customers comprised approximately 10% of sales for the year then ended. Such sales have been reported in the small household products business segment.

3. FIXED ASSETS:   Fixed assets are comprised of the following:

                                                                    Estimated
                                                                   Useful Life
                   -------------------------------------------------------------

                   Equipment                          $  57,000     5 to 7 years
                   Furniture and fixtures               224,000     5 to 7 years
                   Leasehold improvements               239,000   10 to 20 years
                   -------------------------------------------------------------
                                                        520,000
                   Less accumulated depreciation and
                     amortization                      (332,000)
                   -------------------------------------------------------------
                                                      $ 188,000
                   =============================================================

                   As a result of operations during the year ended December 31, 1997, the Company reduced the carrying value of certain fixed assets by approximately $539,000 based on future cash flow considerations arising from the acquisition described in Note 4 and discontinuation of its electrical household appliances business. The Company believes that this reduction will result in the fixed assets being carried at the lower of cost or net realizable value. In addition, during the year ended December 31, 1997, the Company also wrote off the remaining carrying value of certain intangible assets in the amount of $48,000, relating to the electrical household appliances business. These amounts are included in restructuring costs which amounted to $587,000 for the year ended December 31, 1997.


4. ACQUISITION OF  On October 27, 1997, CTC executed a merger agreement among a
   ACE SURGICAL    subsidiary of the Company, Ace, David Guttmann and Barry
   SUPPLY CO.,     Septimus, the stockholders (the "Stockholders") of Ace and
   INC.:           the principal stockholders of the Company for an estimated purchase price of approximately $484,000. At the closing, Ace merged into a subsidiary of the Company in a merger treated as a purchase for accounting purposes, with the purchase price allocated based on the fair value of the assets acquired and liabilities assumed. The excess of the fair value of the net assets acquired over the estimated purchase price, aggregating approximately $869,000 has been calculated as follows:

                   Purchase price                                   $   484,000
                   -------------------------------------------------------------
                   Assets acquired                                    3,821,000
                   Liabilities assumed                                4,206,000
                   -------------------------------------------------------------
                   Net liabilities acquired                            (385,000)
                   -------------------------------------------------------------
                      EXCESS OF COST OVER FAIR VALUE OF
                        NET ASSETS ACQUIRED (GOODWILL)              $   869,000
                   =============================================================

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   On the effective date of the merger, the outstanding shares of common stock of Ace were transferred to a subsidiary of the Company. The stockholders of Ace received an aggregate of 1,000,000 shares of the Company's common stock valued at approximately $219,000 and an aggregate of 3,500 shares of the Company's 1997 Series A 12% cumulative redeemable preferred stock, valued at approximately $265,000 (see Note
                   5). Subsequent to the merger, the subsidiary Ace merged into and changed its name to Ace Surgical Supply Co., Inc.

                   The results of operations of Ace have been included in the 1997 consolidated statement of operations from the date of acquisition.

                   Unaudited pro forma results of operations which reflect the combined operations of the Company and Ace as if the merger had occurred on January 1, 1997 and 1996 are as follows:

                   Year ended December 31,                1996          1997
                   -------------------------------------------------------------
                   Net sales                          $17,103,000   $18,602,000
                   Loss before extraordinary item      (9,024,000)   (2,755,900)
                   Net loss                            (7,474,000)   (2,755,900)
                   Net loss per common share                (2.22)         (.90)
                   =============================================================

                   The above amounts reflect adjustments for dividends on the 1997-A Preferred Stock issued and amortization of goodwill.

5. PREFERRED       During October 1997, in connection with the acquisition of
   STOCK:          Ace, the board of directors designated 4,000 shares of
                   redeemable preferred stock as "1997-A Preferred Stock" having a stated value of $1,000 per share. The holders of 1997-A
                   Preferred Stock are entitled to:

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

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   At the effective date of the Ace merger, the estimated fair value of the 1997-A Preferred Stock amounted to approximately $265,000 pursuant to a valuation by an independent financial advisory firm.

                   Cumulative unpaid 1997-A Preferred Stock dividends aggregated $496,000 at December 31, 1998.

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

                   (iii) redemption of their preferred shares on June 1, 1999 at
                         $1,000 per share payable in cash or shares of common stock at the option of the Company, as amended;

                   (iv)  liquidation preferences of $1,000 per preferred share;
                         and

                   (v)   no voting rights.

                   The Company, at its option, has the right to redeem all or any portion of the 1996 Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to June 1, 1999, as amended.

                   Management intends to satisfy the cumulative unpaid 1996 Preferred Stock dividends which aggregated $182,000 at December 31, 1998 through the issuance of securities and, therefore, such amounts have not been accrued.

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

                   (iii) redemption of their preferred shares on October 1, 1999 at $1,000 per share payable in cash or shares of common stock at the option of the Company, as amended;

                   (iv)  liquidation preferences of $1,000 per preferred share;
                         and

                   (v)   no voting rights.

                   The Company, at its option, has the right to redeem all or any portion of the 1996-A Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to October 1, 1999, as amended.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   Management intends to satisfy the cumulative unpaid 1996-A Preferred Stock dividends which aggregated $315,000 at December 31, 1998 through the issuance of securities and, therefore, such amounts have not been accrued.

6. ACCOUNTS        The following are included in accounts payable and accrued
   PAYABLE         expenses at December 31, 1998:
   AND ACCRUED
   EXPENSES:       Accounts payable                                   $2,990,000
                   Interest                                              533,000
                   Dividends on 1997-A preferred stock                   496,000
                   Other accrued expenses                                628,000
                   -------------------------------------------------------------
                                                                      $4,647,000
                   =============================================================

7. CAPITAL STOCK:  The Company has a stock option plan (the "1985 Plan") which provides for issuance of incentive stock options or nonqualified stock options to key employees, directors, officers and consultants. The aggregate number of shares of common stock which could have been issued under the 1985 Plan was 77,667. No additional options can be granted under this Plan and all options granted under this Plan have expired.

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

                   During July 1998, the shareholders approved the establishment of a stock option plan (the "1998 Plan") which provides for issuance of incentive stock options or nonqualified stock options to eligible employees, officers, nonemployee directors and certain outside consultants. The aggregate number of shares of common stock to be issued under this plan is 750,000. Options are granted at the discretion of the board of directors. Options granted under the 1998 Plan expire at the end of 5 or 10 years from the date of grant or 3 months or 1 year after termination of service to the Company or employment, whichever is earlier. Incentive stock options may not be granted at less than fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder).

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Stock option activity under the 1985 Plan, the 1993 Plan and the 1998 plan is summarized as follows:

Year ended December 31,              1997                   1998
------------------------------------------------------------------------

                                          Weighted-            Weighted-
                                           Average              Average
                                          Exercise              Exercise
                               Shares       Price     Shares     Price
------------------------------------------------------------------------
Options outstanding at
 beginning of year             155,777      $3.91     149,994     $ 2.10
Granted                        116,663      $ .44     580,000     $  .28
Expired and canceled          (122,446)     $2.82      (5,000)    $12.75
------------------------------------------------------------------------
Options outstanding at end
 of year                       149,994      $2.10     724,994     $  .57
========================================================================
Options exercisable at end
 of year                       143,326      $2.18     721,660     $  .57
========================================================================
Weighted-average fair value of
 options granted during the
  year                         116,663      $ .32     580,000     $  .28
========================================================================

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

The following table presents information relating to stock options outstanding at December 31, 1998:

                            Options Outstanding      Options Exercisable
------------------------------------------------------------------------

                                           Weighted-
                            Weighted-      Average             Weighted-
                             Average      Remaining             Average
    Range of                Exercise    Contractual             Exercise
Exercise Price    Shares      Price     Life in Years  Shares    Price
------------------------------------------------------------------------

 $  .28           580,000    $  .28          4.92      580,000    $  .28
 $  .44           116,663    $  .44          3.60      113,329    $  .44
 $ 2.06            16,666    $ 2.06          4.44       16,666    $ 2.06
 $ 7.50             1,667    $ 7.50          1.49        1,667    $ 7.50
 $11.63-$17.16      9,998    $15.32          2.42        9,998    $15.32
------------------------------------------------------------------------
                  724,994                    4.65      721,660
========================================================================

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   As of December 31, 1998, 16,667 and 170,000 options are available for future grant under the 1993 and 1998 Plans, respectively. Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, net loss in 1997 and net income in 1998 would have been $(2,389,000) and $177,000 or $(.91) per share and ($.11) per share, respectively.

                   The fair value of options granted (which is amortized to expense over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1998:

                   Expected life of options                                    5
                   =============================================================
                   Risk-free interest rate                                 4.45%
                   =============================================================
                   Expected volatility of Creative Technologies, Inc.        73%
                   =============================================================
                   Expected dividend yield on Creative Technologies, Inc.      -
                   =============================================================

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

                   At December 31, 1998, shares of common stock were reserved for issuance upon exercise of warrants as follows:

                      Number of    Exercise
                   Shares Reserved   Price            Expiration Date
                   -------------------------------------------------------------

                       1,481 (a)     $12.00   May 1, 2000 through August 1, 2000
                      13,703 (a)     $12.00   April 1, 2000
                      16,667 (b)     $ 5.46   August 22, 2000
                   -------------------------------------------------------------

                   (a) Issued in 1995 in connection with a financing.

                   (b) Issued in 1995 in connection with a series of private
                       placements.

                   During the year ended December 31, 1998, the Company issued 130,000 shares of common stock (valued at $56,000) as consideration for services performed on behalf of the Company and are reflected in the financial statements as part of selling, general and administrative expenses in the consolidated statement of operations.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8. COMMENTS        The Company is obligated under a noncancelable operating
   AND             lease with a related party for office and warehousing space
   CONTINGENCIES:  expiring May 31, 2011. This lease provides for annual rent payments of $750,000 inclusive of real estate taxes. The
                   Company also had a month-to-month lease for an office in Hong
                   Kong through April 30, 1997. Rent and other expenses charged to operations for office and warehouse space aggregated
                   $652,000 and $750,000 in 1997 and 1998, respectively. Prior to the acquisition of Ace in October 1997, substantially all rent was paid to them. Substantially all of the rent was paid to another related party for the remainder of 1997 and 1998.

                   At December 31, 1998, included in due to related parties, rent aggregated approximately $368,000.

                   Minimum future obligations under the lease are as follows:

                   Year ending December 31,

                      1999                                           $   750,000
                      2000                                               750,000
                      2001                                               750,000
                      2002                                               750,000
                      2003                                               750,000
                   Thereafter                                          5,563,000
                   -------------------------------------------------------------
                                                                      $9,313,000
                   =============================================================

                   Ace has guaranteed a $2,400,000 bond issued on the office and warehouse facility leased by the Company.

                   The Company has distribution agreements with manufacturers of household products which require the Company to make specified minimum purchases aggregating $3,375,000 per year through December 31, 2000 to maintain its exclusive distribution rights.

9. NOTES PAYABLE   At December 31, 1998, the Company had outstanding related
   AND RELATED     party notes payable totaling $3,790,000. Of this amount,
   PARTY           $3,040,000 bears interest at 12% and $750,000 bears interest
   TRANSACTIONS:   at 18%. These notes are all due on demand and include
                   $1,000,000 due to an entity whose principal was a director of the Company. The remaining $2,790,000 is payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan (see Note 13). Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating
                   $3,693,000 are personally guaranteed by certain stockholders of the Company. During the year ended December 31, 1997, the Company issued 386,000 shares of common stock (valued at $193,000) in lieu of interest and to induce certain of the related party noteholders to agree to lower the interest rates attributable to such notes from 18% to 12% per annum.

                   At December 31, 1998, the Company owed $2,283,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   less than $1,500,000, but no more than $3,000,000, which expires June 2001, as defined. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (7.75% at December 31, 1998) plus 2.5% plus other fees and all of the lenders' out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages at December 31, 1998.

                   At December 31, 1998, the Company was not in compliance with certain provisions of the agreement which have been waived by the financial institution.

                   At December 31, 1998, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

                   During March 1996 the Company and a bank entered into an agreement for the repayment of debt owed by the Company to the bank. As part of this agreement the Company issued to the bank a non-interest bearing note in the amount of $200,000 payable March 11, 1998. During November 1998, the bank agreed to accept approximately $12,000 in full payment of this note.

                   No provision for income taxes is reflected on this transaction due to net operating loss carryforwards available to the Company from prior years.

                   The gain on settlement of debt is shown as an extraordinary item in the financial statements.

                   Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two related parties, a principal stockholder and the spouse of a principal stockholder of the Company. During 1997 and 1998, $30,000 and $120,000, respectively, was paid to each of these individuals.


10. INCOME TAXES:  The major deferred tax asset (liability) items at
                   December 31, 1998 are as follows:

                   Net operating loss carryforwards                 $ 7,636,000
                   Provision for doubtful accounts                       (4,000)
                   Depreciation of fixed assets                         (35,000)
                   Amortization of goodwill                              14,000
                   -------------------------------------------------------------
                     TOTAL DEFERRED TAX ASSETS                        7,611,000

                   Valuation allowance                               (7,611,000)
                   -------------------------------------------------------------
                     NET DEFERRED TAX ASSETS                        $     - 0 -
                   =============================================================

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   The difference between the tax provision (benefit) and the amount that would be computed by applying the statutory federal income tax rate to income before provision for taxes and extraordinary item is attributable to the following:

                   December 31,                                1997       1998
                   -------------------------------------------------------------

                   Income tax (benefit) provision at 34%    $(807,000)  $32,000
                   State and local income tax (benefit)
                     provision - net of federal tax effect   (190,000)    7,000
                   Increase (decrease) in valuation
                     allowance on deferred tax assets       1,019,000   (97,000)
                   Other                                      (22,000)   58,000

                   -------------------------------------------------------------
                                                            $   - 0 -   $  - 0 -
                   =============================================================

                   The Company's net operating loss carryforwards for income tax reporting purposes aggregate approximately $17,251,000 with the following expiration dates: $6,973,000 in year 2010, $7,129,000 in year 2011, and the remaining balance of $3,149,000 in year 2012.


11. RESTRUCTURING  During 1997, the Company reassessed the carrying values of
    COSTS: certain assets and made several decisions to streamline its operations and therefore incurred restructuring charges of $587,000 representing the write-off of the remaining fixed and intangible assets applicable to the Company's former electric household appliances business as well as the write-off of certain fixed assets made obsolete by the Ace acquisition.

12. PRODUCT        The Company has received notice that several consumers claim
    LIABILITY      to have suffered finger injuries while using one of the
    AND            Company's appliance products. All but one of the claims are
    LITIGATION:    covered by the Company's product liability insurance carrier.
                   The Company denies any wrongdoing with respect to this claim and is currently in settlement discussions. Should a satisfactory settlement not be reached, the Company is prepared to defend itself with respect to this claim. The ultimate outcome of this claim is not expected to have a material effect on the Company's financial position, results of operation or cash flows. The Company redesigned the appliance in August 1992, and believes that the modification made should minimize the possibility of such injury. The
                   Consumer Product Safety Commission (the "CPSC") made a preliminary determination that the Company's appliance product represents a "substantial product hazard" as that term is defined in the Consumer Product Safety Act.

                   The Company proposed and the CPSC accepted a voluntary corrective action plan which began implementation during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August 1992. As of December 31, 1998, such voluntary corrective action plan is substantially completed and the Company has a $50,000 reserve which it believes is adequate to cover any additional costs to be incurred in completing the plan.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company in the normal course of business. While the amounts claimed or expected to be claimed may be substantial, the ultimate liability cannot be determined because of the inherent uncertainties surrounding the litigation and the considerable uncertainties that exist. Based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position or results of operations of the Company.


13. RETIREMENT     A subsidiary of the Company maintains a 401(k) self-directed
    PLAN:          retirement plan covering its eligible employees, as defined.
                   There were no contributions made during the year ended
                   December 31, 1998. An officer serves as trustee of the plan.
                   At December 31, 1998, the Company has outstanding loans from the plan aggregating approximately $209,000 due on demand with interest payable monthly at 12%.


14. OTHER MATTERS: The Company purchases substantially all of its small household finished goods from suppliers in the Netherlands and Germany and its medical, janitorial and dietary finished goods from suppliers in the United States.


15. BUSINESS       In accordance with SFAS No. 131, the Company's business
    SEGMENTS:      segments are organized around its product lines, small
                   household products and medical, janitorial and dietary products. The 1997 information has not been restated since there has been no change in the Company's reportable segments. The following table is a summary of these segments for the years ended December 31, 1997 and 1998. The 1997 information related to the medical, janitorial and dietary products business segment relates only to the period from October 27, 1997 (date of acquisition) to December 31, 1998.


                                                 CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------
Year ended December 31, 1997
---------------------------------------------------------------------------------------------
                                     Medical,
                                    Janitorial
                           Small       and
                         Household    Dietary
                         Products    Products        Corporate   Eliminations  Consolidated
---------------------------------------------------------------------------------------------
Sales to
  unaffiliated
  customers            $ 8,563,000    $2,299,000     $    -            -        $10,862,000
Intersegment sales           3,000          -             -        $ (3,000)          -
---------------------------------------------------------------------------------------------
Total sales            $ 8,566,000    $2,299,000     $    -        $ (3,000)    $10,862,000
=============================================================================================
Operating profit
  (loss)               $(1,327,000)   $   29,000     $(200,000)        -        $(1,498,000)
Interest expense          (775,000)      (81,000)         -            -           (856,000)
---------------------------------------------------------------------------------------------
Profit (loss) before
  extraordinary items
  and provision for
  income tax           $(2,102,000)   $  (52,000)    $(200,000)    $   -        $(2,354,000)
=============================================================================================
Depreciation and
  amortization of
  fixed assets         $    83,000    $    4,000     $    -        $   -        $    87,000
=============================================================================================
Amortization of
  intangibles$                 -      $     -        $   8,000     $   -        $     8,000
=============================================================================================
Capital expenditures   $    12,000    $    2,000     $    -        $   -        $    14,000
=============================================================================================
Identifiable assets
  at December 31,
  1997                 $ 3,061,000    $2,797,000     $ 475,000     $385,000     $ 6,718,000
=============================================================================================
                                                                                  (continued)

                                                                                         F-18


                                                 CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------
Year ended December 31, 1998
---------------------------------------------------------------------------------------------
                                     Medical,
                                    Janitorial
                           Small       and
                         Household    Dietary
                         Products    Products        Corporate   Eliminations  Consolidated
---------------------------------------------------------------------------------------------
Sales to
  unaffiliated
  customers            $ 7,454,000    $7,809,000          -            -        $15,263,000
Intersegment sales          11,000          -             -       $ (11,000)         -
---------------------------------------------------------------------------------------------
Total sales            $ 7,465,000    $7,809,000          -       $ (11,000)    $15,263,000
=============================================================================================
Operating profit
  (loss)               $   464,000    $  947,000     $(431,000)        -        $   980,000
Interest expense          (610,000)     (277,000)         -            -           (887,000)
---------------------------------------------------------------------------------------------
Profit (loss) before
  extraordinary item
  and provision for
  income taxes         $  (146,000)   $  670,000     $(431,000)        -        $    93,000
=============================================================================================
Extraordinary item -
  gain on settlement
  of debt              $   188,000          -             -            -        $   188,000
=============================================================================================
Depreciation and
  amortization of
  fixed assets         $    66,000    $   20,000          -            -        $    86,000
=============================================================================================
Amortization of
  Intangibles          $      -       $     -        $ 32,000     $    -        $    32,000
=============================================================================================
Capital expenditures   $     4,000    $    7,000         -             -        $    11,000
=============================================================================================
Identifiable assets
  at December 31,
  1998                 $ 2,315,000    $3,512,000     $482,000     $(868,000)    $ 5,441,000
=============================================================================================

                                                                                         F-19