Form 10QSB
period 1999-03-31
CREATIVE TECHNOLOGIES CORP
filed 1999-05-14
CIK 785321

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                               March 31, 1999

Commission File Number: 0-15754


                           CREATIVE TECHNOLOGIES CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                     11-2721083
-------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
Incorporation of organization)

       170 53rd Street, Brooklyn, New York                             11232
-------------------------------------------------------------------------------
    (Address of principal executive offices)                         (Zip Code)

                                 (718) 492-8400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X       NO
                        -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09                                4,127,444
----------------------------                     ------------------------------
  (Title of each class)                          (Outstanding at March 31, 1999)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX


PART I  - FINANCIAL INFORMATION                                            PAGE

Item 1.       Condensed Consolidated Financial Statements
              (Unaudited)

     Balance Sheet as at March 31, 1999                                       3

     Statement of Operations
              For the Three Months ended
              March 31, 1999 and March 31, 1998                               4

     Statement of Stockholders' Deficiency
              For the Three Months ended March 31, 1999                       5

     Statement of Cash Flows
              For the Three Months ended
              March 31, 1999 and March 31, 1998                               6

     Notes to Condensed Consolidated Financial Statements                7 - 12

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             13 - 15


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                               16

     Signatures                                                              17

     Exhibit 27                                                              18

              Financial Data Schedule

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                             $      5,000
  Accounts receivable-net                                                             2,941,000
  Inventories                                                                           942,000
  Prepaid expenses and other current assets                                             249,000
                                                                                        -------
                  Total current assets                                                4,137,000
Fixed assets - less accumulated depreciation
     and amortization of $351,000                                                       169,000
Other assets                                                                            825,000
                                                                                        -------
                  Total assets                                                     $  5,131,000
                                                                                   ============

Liabilities and Stockholders Deficiency
Current liabilities:
   Loans payable - financial institution                                           $  2,314,000
   Notes payable - related parties                                                    3,985,000
   Accounts payable and accrued expenses                                              4,089,000
   Due to related party                                                                 488,000
                                                                                        -------
                  Total current liabilities                                          10,876,000

Subordinated note payable - affiliate                                                   400,000
                                                                                        -------
                  Total liabilities                                                  11,276,000
                                                                                     ----------
Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000)                                                         319,000
                                                                                        -------
Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares: 10,000 shares of convertible stock designated as 1996 preferred stock - $1,000 stated
     value; issued and outstanding 600 shares (liquidation
     value $600,000)                                                                    600,000
     10,000 shares of convertible stock designated as 1996-A preferred stock -
     $1,000 stated value; issued and outstanding 1,170 shares (liquidation
      value $1,170,000)                                                               1,170,000
    Common Stock - $.09 par value; authorized 20,000,000 shares, issued and
      outstanding 4,127,000 shares                                                      371,000
    Additional paid-in capital                                                        8,576,000
    Accumulated deficit                                                             (17,181,000)
                                                                                    -----------
                        Stockholders' deficiency                                     (6,464,000)
                                                                                     ----------
                         Total liabilities and stockholders deficiency             $  5,131,000
                                                                                   ============
See notes to condensed consolidated financial statements

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        1999            1998
                                                        ----            ----
Net Sales                                           $ 4,123,000    $ 3,393,000

Cost of sales                                         2,675,000      2,138,000
                                                      ---------      ---------
Gross profit                                          1,448,000      1,255,000
                                                      ---------      ---------
Operating expenses:
     Selling, general and administrative expenses       917,000        715,000
     Warehousing expense                                288,000        298,000
     Interest expense and financing costs               217,000        235,000
                                                        -------        -------
                                                      1,422,000      1,248,000
                                                      ---------
Net income                                               26,000          7,000

Less undeclared dividends on preferred stock           (158,000)      (158,000)
                                                       --------       --------
Net loss applicable to common shares                $  (132,000)   $  (151,000)
                                                    ===========    ===========
Per common share - basic & diluted
   Net loss                                         $      (.03)   $      (.04)
                                                    ===========    ===========
Weighted average number of shares                     4,111,000      4,127,000
                                                    ===========    ===========

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31,1999
                                   (Unaudited)

                                                    1996                           1996-A
                                               Preferred Stock      Preferred Stock            Common Stock            Additional
                                          Number                    Number                    Number                   Paid-in
                                          of shares       Amount    of Shares     Amount      of Shares      Amount    Capital
                                          ---------       ------    ---------     ------      ---------      ------    -------
Balance at January 1, 1999                600             $600,000  1,170         $1,170,000  4,127,000      $371,000  $8,692,000

Increase in carrying value of                                                                                             (11,000)
1997-A preferred stock issued
in connection with acquisition

1997-A preferred stock dividend accrued
                                                                                                                         (105,000)

Net income for the period




Balance at March 31, 1999                 600             $600,000  1,170         $1,170,000  4,127,000      $371,000  $8,576,000
                                          ===             ========  =====         ==========  =========      ========  ==========





Accumulated
Deficit            Total
-------            -----
$(17,188,000)      $(6,355,000)

                       (11,000)




                      (105,000)

       7,000             7,000




$(17,181,000)      $(6,464,000)
============       ===========


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                  1998          1999
                                                                                  ----          ----
Cash flows from operating activities:
   Net income                                                                   $  26,000    $   7,000
   Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
       Depreciation and amortization                                               22,000       19,000
       Amortization of goodwill                                                     6,000        9,000
       Noncash professional fees                                                   54,000         --
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                   68,000      (66,000)
      Decrease in inventories                                                     412,000      407,000
      Decrease (increase) in prepaid expenses and other current assets              4,000      (55,000)
      Decrease in accounts payable and accrued expenses                          (477,000)    (663,000)
      Increase in due to related party                                               --        120,000
                                                                                ---------    ---------
Net cash provided by (used in) operating activities                               115,000     (222,000)
                                                                                ---------    ---------

Cash flows from investing activities:
   Acquisition of fixed assets                                                     (3,000)        --

Cash flows from financing activities:
  Net (repayments of) proceeds from loans payable - financial institution        (108,000)      31,000
  Proceeds from notes payable                                                        --        200,000
  Repayment of notes payable                                                      (19,000)      (5,000)
                                                                                ---------    ---------
Net cash (used in) provided by financing activities                              (127,000)     226,000
                                                                                ---------    ---------
Net (decrease) increase in cash                                                   (15,000)       4,000

Cash at beginning of period                                                        16,000        1,000
                                                                                ---------    ---------
Cash at end of period                                                           $   1,000    $   5,000
                                                                                =========    =========
Supplemental disclosures of cash flow information Cash paid during the period for:
     Interest                                                                   $ 133,000    $  98,000
                                                                                =========    =========
Supplemental schedule of noncash financing activities:
   Issuance of common stock for services                                        $  54,000    $       0
                                                                                =========    =========

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note - A          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Creative Technologies Corp. ("CTC") and Subsidiaries (collectively the "Company") are engaged in importing and marketing small household products (principally to department and discount stores, catalogues and other retailers) and medical, janitorial and dietary products to hospitals and other healthcare facilities.

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries; IHW, Inc. and Ace Surgical Supply Co., Inc. ("Ace"). All material intercompany balances and transactions have been eliminated in consolidation.

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share. Basic net loss per common share is based on the weighted-average number of shares outstanding during the period while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Both basic net loss per share and diluted net loss per share are the same since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.


Note - B          Notes Payable and Related Party Transactions

At March 31, 1999, the Company had outstanding related party notes payable totaling $3,985,000. Of this amount, $3,235,000 bears interest at 12% and $750,000 bears interest at 18%. These notes are all due on demand and are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $3,893,000 are personally guaranteed by certain stockholders of the Company.

At March 31, 1999, the Company owed $2,314,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, as defined, which expires June 2001. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (7.75% at March 31, 1999) plus 2.5% plus other fees and all of the lenders out-of-pocket costs and expenses. The agreement, among

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



other matters, restricts the Company with respect to (i)incurring any lien or encumbrance on its property or assets, (ii)entering into new indebtedness,
(iii)incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and
(v) requires an officer of the Company to maintain certain ownership percentages at March 31, 1999.

At March 31, 1999, the Company owed a related party $488,000 for the rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company is moving into substantially less office and warehousing space at the same location.

At March 31, 1999, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

Pursuant to an October 27,1997 merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two related parties, a principal stockholder and the spouse of a principal stockholder of the Company. During the three month period ended March 31, 1999 and 1998, $30,000 was paid to each of these individuals.

Note - C          Preferred Stock

During October 1997, in connection with the acquisition of Ace, the board of directors designated 4,000 shares of redeemable preferred stock as "1997-A Preferred Stock" having a stated value of $1,000 per share. The holders of 1997-A Preferred Stock are entitled to:

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

At March 31, 1999, $181,000 of dividends was in arrears longer than one year and as a result, holders of the 1997-A Preferred Stock are entitled to 3,500,000 votes along with holders of 4,127,000 shares of common stock.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


At the effective date of the Ace merger, the estimated fair value of the 1997-A Preferred Stock amounted to approximately $265,000 pursuant to a valuation by an independent financial advisory firm.

Cumulative unpaid 1997-A Preferred Stock dividends aggregated approximately $601,000 at March 31, 1999.

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

(iii) redemption of their preferred shares on June1, 1999 at $1,000 per share payable in cash or shares of common stock at the option of the Company, as amended;

(iv)  liquidation preferences of $1,000 per preferred share; and

(v)   no voting rights.

The Company, at its option, has the right to redeem all or any portion of the 1996 Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to June1, 1999, as amended.

Management intends to satisfy the cumulative unpaid 1996 Preferred Stock dividends, which aggregated approximately $204,000 at March31, 1999 through the issuance of securities, and, therefore, such amounts have not been accrued.

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

(iv)  liquidation preferences of $1,000 per preferred share; and

(v)   no voting rights.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company, at its option, has the right to redeem all or any portion of the 1996-A Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to October1, 1999, as amended.

Management intends to satisfy the cumulative unpaid 1996-A Preferred Stock dividends, which aggregated approximately $359,000 at March 31, 1999 through the issuance of securities, and, therefore, such amounts have not been accrued.

Note -   D        Product Liability and Litigation

The Company has received notice that several consumers claim to have suffered finger injuries while using one of the Company's appliance products. All but one of the claims is covered by the Company's product liability insurance carrier. The Company denies any wrongdoing with respect to this claim and is currently in settlement discussions. Should a satisfactory settlement not be reached, the Company is prepared to defend itself with respect to this claim. The ultimate outcome of this claim is not expected to have a material effect on the Companys financial position, results of operations or cash flows. The Company redesigned the appliance in August 1992, and believes that the modification made should minimize the possibility of such injury. The Consumer Product Safety Commission (the "CPSC") made a preliminary determination that the Company's appliance product represents a "substantial product hazard" as that term is defined in the Consumer Product Safety Act.

The Company proposed and the CPSC accepted a voluntary corrective action plan which began implementation during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August 1992. As of March 31, 1999 such voluntary corrective action plan was completed.

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


Note E  Business Segments

In accordance with SFAS No. 131, the Companys business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three-month period ended March 31, 1998 and 1999.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Three Month Period Ended March 31, 1998



                                                                 Medical,
                                                                Janitorial
                                                                   and
                                        Small                    Dietary
                                 Household Products              Products         Corporate       Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                         $ 1,932,000               $2,191,000        $    -                -              $4,123,000
 Intersegment sales                        5,000                    -                 -          $    (5,000)              -
------------------------------------------------------------------------------------------------------------------------------------

 Total sales                         $ 1,937,000               $2,191,000        $    -          $    (5,000)         $4,123,000
------------------------------------------------------------------------------------------------------------------------------------


 Operating profit (loss)             $    74,000               $  297,000        $ (128,000)      $    -              $  243,000
 Interest expense                       (149,000)                 (68,000)            -                -                (217,000)
------------------------------------------------------------------------------------------------------------------------------------

 Profit (loss) before
   provision for income
   tax                               $   (75,000)              $  229,000        $ (128,000)      $    -              $   26,000
------------------------------------------------------------------------------------------------------------------------------------


 Depreciation and
   amortization of fixed
   assets                             $   17,000               $    5,000        $    -         $      -              $   22,000
------------------------------------------------------------------------------------------------------------------------------------


 Amortization of
    intangibles                       $    -                   $    6,000        $    -         $      -              $    6,000
------------------------------------------------------------------------------------------------------------------------------------


 Capital expenditures                 $    3,000               $        -        $    -         $      -              $    3,000
------------------------------------------------------------------------------------------------------------------------------------


 Identifiable assets at
   March 31, 1998                     $2,761,000               $3,105,000        $  484,000     $ (1,046,000)         $5,334,000
------------------------------------------------------------------------------------------------------------------------------------

Three Month Period Ended March 31, 1999



                                                                 Medical,
                                                                Janitorial
                                        Small                      and
                                 Household Products              Dietary
                                                                 Products          Corporate       Eliminations        Consolidated
------------------------------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                       $    1,644,000             $   1,749,000       $    -                -              $3,393,000
 Intersegment sales                         1,000                   -                  -           $   (1,000)              -
------------------------------------------------------------------------------------------------------------------------------------

 Total sales                       $    1,645,000             $   1,749,000       $    -           $   (1,000)         $3,393,000
------------------------------------------------------------------------------------------------------------------------------------


 Operating profit (loss)           $      152,000             $     181,000       $  (91,000)      $    -              $  242,000
 Interest expense                        (172,000)                  (63,000)           -                -                (235,000)
------------------------------------------------------------------------------------------------------------------------------------

 Profit (loss) before
   provision for income
   tax                             $      (20,000)            $     118,000       $  (91,000)      $    -              $    7,000
------------------------------------------------------------------------------------------------------------------------------------


 Depreciation and
    amortization of
    fixed assets                   $       14,000             $       5,000       $    -           $    -              $   19,000
------------------------------------------------------------------------------------------------------------------------------------


 Amortization of
    intangibles                    $        -                 $       9,000       $    -           $    -              $    9,000
------------------------------------------------------------------------------------------------------------------------------------


 Capital expenditures              $        -                 $       -           $    -           $    -              $    -
------------------------------------------------------------------------------------------------------------------------------------


 Identifiable assets at
   March 31, 1999                  $    1,948,000             $   2,668,000       $  484,000       $ (794,000)         $4,306,000
------------------------------------------------------------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. (CTC") is a holding company owning the stock of two operating subsidiaries, IHW Inc. ("IHW") and Ace Surgical Supplies Co., Inc.
(Ace), collectively (the Company). Ace, in business since 1974, was acquired by CTC in October 1997. It distributes medical, janitorial and dietary products in the tri-state area, generally to hospitals, nursing homes and medical care facilities. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products are currently being distributed by IHW are Brabantia, Soehnle, Ergotrade, MAWA Metallwarenfabrik, Foppa Pedretti S.p.A., and Bredemeijer. IHW is continually looking to distribute other complementary lines that meet its various criteria.

For the three-month period ended March 31, 1999, cash used in operating activities was $222,000 and cash of $226,000 was provided by financing activities. As a result, at March 31, 1999 cash increased by $4,000 to $5,000 compared to $1,000 at December 31, 1998. The Company had a negative working capital of $6,739,000 at March 31, 1999.

Accounts payable and other liabilities decreased to $4,089,000 at March 31, 1999 from $4,647,000 at December 31, 1998 primarily due to a reduction of inventory and increased borrowings from other sources.

During the three month period ended March 31, 1999 debt to a financial institution increased by $31,000 to $2,314,000 and notes to related parties increased by $195,000 to $3,985,000.

At March 31, 1999, the Company had outstanding related party notes payable totaling $3,985,000. Of this amount, $3,235,000 bears interest at 12% and $750,000 bears interest at 18%. These notes are all due on demand and are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $3,893,000 are personally guaranteed by certain stockholders of the Company.

At March 31, 1999, the Company owed $2,314,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, as defined, which expires June 2001. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (7.75% at March 31, 1999) plus 2.5% plus other fees and all of the lenders out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to
(i)incurring any lien or encumbrance on its property or assets, (ii)entering into new indebtedness, (iii)incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages at March 31, 1999.

At March 31, 1999, the Company owed a related party $488,000 for the rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company is moving into substantially less office and warehousing space at the same location.

At March 31, 1999, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software, conversions to new software and the replacement of certain hardware, the Year 2000 problem will not pose significant operational problems for the Companys computer systems as so modified and converted. The Company is presently testing certain software that has already been modified. The Company does not anticipate that the total cost of implementing its year 2000 plan will have a material effect on its financial condition.

Results of Operations

The Company had net sales of $3,393,000 and $4,123,000, respectively, for the three month periods ended March 31, 1999 and March 31, 1998. The decrease in sales is primarily attributable to Ace shifting away from lower margin sales and a general seasonal decline in IHWs sales.

Gross profit margins for the first quarter ended March 31, 1999 and March 31, 1998 were 37% and 35%, respectively. The increase in gross profit margin is attributable to IHW receiving better pricing on certain key Brabantia items in exchange for buying container loads, placing purchase orders well in advance of shipments, a stronger dollar relative to certain foreign currencies and a shift in Aces sales to more profitable items.

Selling, general and administrative expenses were $715,000 and $917,000 or 21% and 22% of net sales, respectively, in the three month periods ended March 31, 1999 and March 31, 1998, and reflects managements continuing cost cutting programs and better efficiencies from consolidating Ace and IHW.

Interest expense increased to $235,000 for the three-month period ended March 31, 1999 as compared to $217,000 for the three-month period ended March 31, 1998. The increase of $18,000 was primarily due to increased borrowings.

Inventory was $942,000 at March 31, 1999 compared to $1,697,000 on March 31, 1998. The decrease in inventory is primarily the result of lower sales and Ace and IHW relying more on just in time inventory from their suppliers. Accounts receivable was $2,941,000 at March 31, 1999 compared to $3,204,000 at March 31, 1998. The decrease in receivables reflects the decrease in sales in the first quarter of 1999 as compared to the first quarter of 1998.

Due to the foregoing, the Company reported a net profit of $7,000 compared to a net profit of $26,000 respectively, for the three-month periods ended March 31, 1999 and March 31, 1998.

                            PART II OTHER INFORMATION


Item 6.       a.       Exhibits

              Exhibit 27. Financial Data Schedule

              b.       Reports on form 8-K

              The Registrant did not file reports on Form 8-K during the three months ended March 31, 1999.

                           CREATIVE TECHNOLOGIES CORP.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CREATIVE TECHNOLOGIES CORP.
                                              Registrant





Dated:  May 14, 1999                          By: /s/ Richard Helfman
------  ------------                          ------------------------
                                                  Richard Helfman, President