Form 10QSB
period 1999-06-30
CREATIVE TECHNOLOGIES CORP
filed 1999-08-13
CIK 785321

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                                 June 30, 1999

Commission File Number: 0-15754


                           CREATIVE TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                        11-2721083
---------------------------------               --------------------------------
 (State or other jurisdiction of                  (IRS Employer Identification
 Incorporation of organization)                              Number)


              170 53rd Street, Brooklyn, New York 11232 (Address of
--------------------------------------------------------------------------------
                     principal executive offices) (Zip Code)


                                 (718) 492-8400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               YES  [X]            NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09                             4,127,444
----------------------------                    ----------------------------
  (Title of each class)                         (Outstanding at June 30, 1999)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX


PART I  - FINANCIAL INFORMATION                                       PAGE

Item 1.    Condensed Consolidated Financial Statements
           (Unaudited)

    Balance Sheet as at June 30, 1999                                    3

    Statement of Operations
           For the three and Six Months ended
           June 30, 1999 and June 30, 1998                               4

    Statement of Stockholders' Deficiency
           For the Six Months ended June 30, 1999                        5

    Statement of Cash Flows
           For the Six Months ended
           June 30, 1999 and June 30, 1998                               6

    Notes to Condensed Consolidated Financial Statements            7 - 15

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           16 - 18


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                             19

    Signatures                                                          20

    Exhibit 27                                                          21

           Financial Data Schedule

                         CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEET
                                        JUNE 30, 1999
                                         (Unaudited)



Assets
Current assets:
  Cash                                                                                   $      1,000
  Accounts receivable-net                                                                   3,046,000
  Inventories                                                                               1,034,000
  Prepaid expenses and other current assets                                                   286,000
                                                                                              -------
               Total current assets                                                         4,367,000
Fixed assets - less accumulated depreciation
    and amortization of $12,000                                                                92,000
Other assets                                                                                  832,000
                                                                                              -------
               Total assets                                                                $5,291,000
                                                                                           ==========

Liabilities and Stockholders' Deficiency
 Current liabilities:
   Loans payable - financial institution                                                   $2,180,000
   Notes payable - related parties                                                          3,408,000
   Accounts & other payables and accrued expenses                                           4,043,000
   Due to related party                                                                       745,000
                                                                                              -------
               Total current liabilities                                                   10,376,000
Notes payable-related parties                                                                 529,000
Subordinated note payable - affiliate                                                         400,000
                                                                                              -------
               Total liabilities                                                           11,305,000
                                                                                           ----------

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  Liquidation value $3,500,000)                                                               330,000
                                                                                              -------

Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares:
      10,000 shares of convertible stock designated as 1996 preferred stock -
      $1,000 stated value; issued and outstanding 600 shares (liquidation
      Value $600,000)                                                                           600,000
      10,000 shares of convertible stock designated as 1996-A preferred stock -
      $1,000 stated value; issued and outstanding 1,170 shares (liquidation
        Value $1,170,000)                                                                     1,170,000
      Common Stock - $.09 par value; authorized 20,000,000 shares, issued and
        Outstanding 4,127,000 shares                                                            371,000
    Additional paid-in capital                                                              8,461,000
    Accumulated deficit                                                                   (16,946,000)
                                                                                          ------------
                      Stockholders' deficiency                                            ( 6,344,000)
                                                                                          ------------
                      Total liabilities and stockholders' deficiency                       $5,291,000
                                                                                          ============

See notes to condense consolidated financial statements.


                           CREATIVE TECHNOLOGIES CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                     1998              1999         1998          1999
                                                     ----              ----         ----          ----
Net Sales                                         $3,382,000        $3,169,000    $7,505,000   $6,562,000

Cost of sales                                      2,151,000         2,269,000     4,826,000    4,407,000
                                                  ----------         ---------     ---------    ---------

Gross profit                                       1,231,000           900,000     2,679,000    2,155,000
                                                   ---------           -------     ---------    ---------

Operating expenses:
    Selling, general and administrative expenses     713,000           640,000     1,630,000    1,355,000
    Warehousing expense                              278,000           222,000       566,000      520,000
    Interest expense and financing costs             226,000           223,000       443,000      458,000
                                                     -------           -------       -------      -------
                                                   1,217,000         1,085,000     2,639,000    2,333,000
                                                   ---------         ---------     ---------    ---------

Income (loss) before extraordinary item               14,000          (185,000)       40,000     (178,000)

Extraordinary item-Gain on debt forgiveness                0           420,000             0      420,000
                                                           -           -------             -      -------

Net income                                            14,000           235,000        40,000      242,000

Less undeclared dividends on
preferred stock                                     (158,000)         (158,000)     (316,000)    (316,000)
                                                  ----------        ----------    ----------   ----------

Net income(loss) applicable to common shares       $(144,000)          $77,000     $(276,000)   $ (74,000)
                                                   =========           =======     =========    =========

Per common share - basic and diluted
    Loss before extraordinary item                     $(.04)            $(.08)        $(.07)       $(.12)
    Extraordinary item                                     -               .10             -          .10
                                                      ------              ----        ------    ---------
     Net income (loss)                                $ (.04)             $.02         $(.07)       $(.02)
                                                      ------              ----        ------    ---------

Weighted average number of shares                  4,117,000         4,127,000     4,114,000    4,127,000
                                                   =========         =========     =========    =========


See notes to condense consolidated financial statements.


                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      FOR THE SIX MONTHS ENDED JUNE 30,1999
                                   (Unaudited)


                                            1996                1996-A
                                      Preferred Stock       Preferred Stock               Common Stock
                                     Number                Number                   Number
                                   of Shares    Amount   of Shares     Amount     of Shares     Amount
                                   ---------    ------   ---------     ------     ---------     ------

Balance at January 1, 1999          600       $600,000     1,170     $1,170,000   4,127,000    $371,000

Increase in carrying value of
1997-A preferred stock issued
in connection with acquisition


1997-A preferred stock dividend
accrued


Net income for the period




Balance at June 30, 1999            600       $600,000     1,170     $1,170,000   4,127,000    $371,000
                                    ===       ========     =====     ==========   =========    ========


                                      Additional
                                      Paid-in        Accumulated
                                      Capital        Deficit         Total
                                      -------        -------         -----

Balance at January 1, 1999           $8,692,000  $(17,188,000)     $(6,355,000)

Increase in carrying value of
1997-A preferred stock issued
in connection with acquisition          (21,000)                       (21,000)

1997-A preferred stock dividend
accrued                                                               (210,000)
                                       (210,000)

Net income for the period                                              242,000
                                                     242,000



Balance at June 30, 1999             $8,461,000  $(16,946,000)     $(6,344,000)
                                     ==========  =============   ==============


See notes to condense consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                    1998         1999
                                                                                    ----         ----
Cash flows from operating activities:
   Net income                                                                    $40,000     $242,000
   Adjustments to reconcile net income
   to net cash used in operating activities:
       Depreciation and amortization                                              43,000       31,000
       Amortization of goodwill                                                   15,000       17,000
       Gain on debt forgiveness                                                        -     (420,000)
       Noncash professional fees                                                  54,000            -

  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                 480,000     (170,000)
      Decrease in inventories                                                    394,000      315,000
      Increase in prepaid expenses and other current assets and other assets     (87,000)    (108,000)
      Decrease in accounts payable and accrued expenses                         (920,000)    (228,000)
                                                                                ---------    ---------

Net cash (used in) provided by operating activities                              19,000     (321,000)
                                                                                  ------      --------

Cash flows from investing activities:
   Acquisition of fixed assets                                                    (3,000)     (70,000)
                                                                                  -------     --------

Cash flows from financing activities:
  Net repayments of loans payable - financial institution                       (157,000)    (103,000)
  Proceeds from notes payable - related parties                                  300,000      200,000

  Repayment of notes payable - related parties                                  (174,000)    (218,000)
  Proceeds from related party                                                          -      685,000
  Repayments to related party                                                          -     (173,000)
                                                                                ---------    ---------
Net cash provided by (used in) financing activities                              (31,000)     391,000
                                                                                ---------    ---------

Net decrease in cash                                                             (15,000)           -

Cash at beginning of period                                                       16,000        1,000
                                                                                ---------    ---------

Cash at end of period                                                            $ 1,000      $ 1,000
                                                                                 =======      =======

Supplemental disclosures of cash flow information Cash paid during the period for:
    Interest                                                                    $311,000     $ 212,000
                                                                                ========     =========
Supplemental schedule of non cash financing activities:
   Payments of $685,000 of principal and $352,000 of interest to noteholders
   by guarantors on behalf of the Company                                       $      0    $1,037,000
                                                                                ========    ==========
   Note issued to guarantors                                                    $      0    $1,037,000
                                                                                ========    ==========
   Debt forgiveness on restructure of debt including interest of $233,000       $      0      $420,000
                                                                 ========       ========      ========
   Fixed assets transferred to a related party in satisfaction of certain
    obligations                                                                 $      0      $135,000
                                                                                ========      ========

   Issuance of common stock for services                                        $ 54,000      $      0
                                                                                ========      ========

                         CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)




Note - A  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Creative Technologies Corp. ("CTC") and Subsidiaries (collectively the "Company") are engaged in importing and marketing small household products (principally to specialty stores, catalogues and other retailers) and medical, janitorial and dietary products to hospitals and other healthcare facilities.

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries, IHW, Inc. and Ace Surgical Supply Co., Inc ("Ace"). All material intercompany balances and transactions have been eliminated in consolidation.

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

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note - B   NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

During May 1999, certain related party noteholders demanded payment of a portion of their notes from the Company. As the Company was unable to meet these demands, payments of principal and interest totaling $1,037,000 were made by the guarantors of these notes. The Company delivered a promissory note to the guarantors in said amount with principal and interest at the rate of 12% per year due upon demand. The Company pledged all of the shares of Ace and IHW to the guarantors, subject to the prior security interest of the financial institution and the other noteholders.

In addition, certain of these related party noteholders aggregating $1,180.000 agreed to restructure the terms of their notes and as a result, interest accrued in the amount of $233,000 was waived and principal in the amount of $187,000 was forgiven. Principal and interest in the amount of $402,000 and $6,000 respectively, was paid and repayment of the remaining $591,000 of debt will be made over 48 months with interest at the rate of 12% per annum.

At June 30, 1999, the Company had outstanding related party notes totaling $3,937,000 payable as follows:

                  Twelve Months Ending
                  --------------------
                      June 30                  Amount
                      -------                  ------
                       2000                 $3,408,000
                       2001                    114,000
                       2002                    179,000
                       2003                    236,000
                                           -----------
                                             3,937,000
                  Current portion            3,408,000
                                             ---------
                                              $529,000
                                              ========

Of the $3,937,000, $3,196,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party noteholders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,814,000 are personally guaranteed by certain stockholders of the Company.

At June 30, 1999, the Company owed $2,180,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000 as defined, which expires June 2001. The loan is collateralized by substantially all the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8% effective July 1, 1999) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

At June 30, 1999 the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into substantially less office and warehousing space at the same location. In addition, the company also owed this entity an additional $249,000 for advances received from them. Interest on these obligations are payable at the rate of 12% per annum.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

At June 30, 1999 the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

Pursuant to an October 27, 1997 merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two related parties, a principal stockholder and the spouse of a principal stockholder of the Company. During the six-month periods ended June 30, 1999 and 1998, $60,000 was paid to each of these individuals.

Note - C       PREFERRED STOCK

During October 1997, in connection with the acquisition of Ace, the board of directors designated 4,000 shares of redeemable preferred stock as "1997-A Preferred Stock" having a stated valued of $1,000 per share. The holders of 1997-A Preferred Stock are entitled to:

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

At June 30, 1999 $286,000 of dividends was in arrears longer than one year and as a result, holders of the 1997- A Preferred Stock are entitled to 3,500,000 votes along with holders of 4,127,000 shares of common stock.

At the effective date of the Ace merger, the estimated fair value of the 1997-A Preferred stock amounted to approximately $265,000 pursuant to a valuation by an independent financial advisory firm.

Cumulative unpaid 1997-A Preferred Stock dividends aggregated $706,000 at June 30, 1999.

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

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(iii) redemption of their preferred shares on June 1, 2000 at $1,000 per share payable in cash or shares of common stock at the option of the Company, as amended;

(iv)  liquidation preferences of $1,000 per preferred share; and

(iv)  no voting rights.

The Company, at its option, has the right to redeem all or any portion of the 1996 Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to June 1, 2000 as amended.

Management intends to satisfy the cumulative unpaid 1996 Preferred Stock dividends, which aggregated approximately $222,000 at June 30, 1999 through the issuance of securities, and, therefore, such amounts have not been accrued.

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

Management intends to satisfy the cumulative unpaid 1996-A Preferred Stock dividends, which aggregated approximately $394,000 at June 30, 1999 through the issuance of securities, and, therefore, such amounts have not been accrued.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note - D      COMMITMENTS AND CONTINGENCIES

        During April 1999, the building which the Company leased from a related party was sold and its lease was terminated by the mutual consent of both parties.

        As an inducement to the Company for canceling its lease, the related party agreed to assume fixed assets aggregating $135,000 in satisfaction of certain obligations aggregating $135,000 and to reimburse the Company for any costs associated with its relocation which amounted to approximately $63,000 at June 30, 1999 and an additional amount to be negotiated.

        The Company is currently leasing substantially less office and warehousing space from the related party on a month to month basis at a cost of $13,200 per month inclusive of real estate taxes.


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

The Company proposed and the CPSC accepted a voluntary corrective action plan, which began implementation during 1997, whereby the Company would replace certain parts of the appliances manufactured prior to August 1992. Such voluntary corrective action plan was completed prior to the second quarter of 1999.

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

Note - F      BUSINESS SEGMENTS

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the six-month periods ended June 30, 1998 and 1999.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three Month Period Ended June 30, 1998



                         Small         Medical
                         Household     Janitorial &
                         Products      Dietary Products      Corporate     Elimination's      Consolidated
------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated
customers               $1,457,000      $1,925,000            $-            $-                 $3,382,000
Intersegment sales           4,000               -             -             (4,000)                -
------------------------------------------------------------------------------------------------------------------

Total sales             $1,461,000      $1,925,000            $-            $(4,000)           $3,382,000

------------------------------------------------------------------------------------------------------------------

Operating income (loss)    $42,000        $259,000            $(61,000)     $-                   $240,000

Interest expense          (148,000)        (78,000)            -             -                   (226,000)

------------------------------------------------------------------------------------------------------------------

Income (loss) before
provision for income
tax                      $(106,000)       $181,000           $(61,000)     $-                     $14,000

------------------------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets               $16,000          $5,000           $-            $-                     $21,000

------------------------------------------------------------------------------------------------------------------

Amortization
of intangibles          $-                  $9,000           $-            $-                      $9,000

-----------------------------------------------------------------------------------------------------------------

Identifiable assets     $2,557,000      $2,972,000           $484,000     $(996,000)           $5,017,000
at June 30, 1998
------------------------------------------------------------------------------------------------------------------


                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Six Month Period Ended June 30, 1998



                              Small         Medical
                              Household     Janitorial &
                              Products      Dietary Products      Corporate     Elimination's          Consolidated
------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                    $3,389,000       $4,116,000          $-             $-                    $7,505,000
Intersegment sales                9,000                -           -              (9,000)                      -
------------------------------------------------------------------------------------------------------------------------

Total sales                  $3,398,000       $4,116,000          $-             $(9,000)              $7,505,000
------------------------------------------------------------------------------------------------------------------------

Operating income (loss)        $116,000         $556,000          $(189,000)     $-                      $483,000

Interest expense               (297,000)        (146,000)           -             -                      (443,000)
------------------------------------------------------------------------------------------------------------------------

Income (loss) before
provision for income
tax                           $(181,000)        $410,000          $(189,000)     $-                       $40,000
------------------------------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets                    $33,000          $10,000          $-             $-                       $43,000
------------------------------------------------------------------------------------------------------------------------

Amortization
of intangibles                  $-               $15,000          $-             $-                       $15,000
------------------------------------------------------------------------------------------------------------------------

Capital expenditures             $3,000          $-               $-             $-                        $3,000

------------------------------------------------------------------------------------------------------------------------
Identifiable assets          $2,557,000       $2,972,000           $484,000      $(996,000)            $5,017,000
at June 30, 1998
------------------------------------------------------------------------------------------------------------------------


                         CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

Three Month Period Ended June 30, 1999


                          Small         Medical
                          Household     Janitorial &
                          Products      Dietary Products      Corporate     Elimination's      Consolidated
-------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                 $1,586,000      $1,583,000            $-          $-                  $3,169,000
Intersegment sales                -                -              -           -                         -
-------------------------------------------------------------------------------------------------------------------------

Total sales               $1,586.000      $1,583,000             $-          $-                 $3,169,000

-------------------------------------------------------------------------------------------------------------------------

Operating income
(loss)                       $33,000        $108,000         $(103,000)      $-                    $38,000

Interest expense            (168,000)        (55,000)                -        -                   (223,000)
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before
provision for income
tax & extraordinary
item                       $(135,000)        $53,000         $(103,000)      $-                  $(185,000)
-------------------------------------------------------------------------------------------------------------------------
Extraordinary item          $420,000         $-              $-              $-                   $420,000

-------------------------------------------------------------------------------------------------------------------------
Income (loss )before
provision for income
tax                         $285,000         $53,000         $(103,000)      $-                   $235,000
-------------------------------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets                 $9,000           $3,000         $-              $-                    $12,000
-------------------------------------------------------------------------------------------------------------------------

Amortization
of intangibles               $-               $8,000         $-              $-                     $8,000
-------------------------------------------------------------------------------------------------------------------------

Capital expenditures        $70,000           $-             $-              $-                    $70,000

-------------------------------------------------------------------------------------------------------------------------

Identifiable assets
at June 30, 1999         $2,192,000       $2,538,000          $484,000        $(733,000)        $4,481,000
-------------------------------------------------------------------------------------------------------------------------

                         CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

Six Month Period Ended June 30, 1999



                                     Small         Medical
                                     Household     Janitorial &
                                     Products      Dietary Products      Corporate     Elimination's           Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                           $3,230,000    $3,332,000          $-               $-                    $6,562,000
Intersegment sales                       1,000          -              -                 (1,000)
-----------------------------------------------------------------------------------------------------------------------------

Total sales                       $ 3,231,000    $ 3,332,000          $-               $ (1,000)             $6,562,000

-----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)              $185,000    $   289,000          $(194,000)       $-                    $  280,000
Interest expense                     (340,000)      (118,000)           -               -     -                (458,000)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before
provision for income
tax & extraordinary
item                              $  (155,000)   $   171,000          $(194,000)       $-                    $ (178,000)

-----------------------------------------------------------------------------------------------------------------------------
Extraordinary item                $   420,000    $-                   $-               $-                    $  420,000
-----------------------------------------------------------------------------------------------------------------------------
Income (loss )before
provision for income
tax                               $   265,000    $   171,000          $(194,000)       $-                    $  242,000
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and
amortization of
fixed assets                      $    23,000    $     8,000          $-               $-                    $   31,000
-----------------------------------------------------------------------------------------------------------------------------
Amortization
of intangibles                             $-    $    17,000          $-               $-                    $   17,000
-----------------------------------------------------------------------------------------------------------------------------
Capital expenditures              $    70,000             $-          $-               $-                    $   70,000
-----------------------------------------------------------------------------------------------------------------------------

Identifiable assets
at June 30, 1999                  $ 2,192,000    $ 2,538,000          $ 484,000       $(733,000)            $ 4,481,000
-----------------------------------------------------------------------------------------------------------------------------


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. ("CTC") through its wholly owned subsidiary, IHW Inc. ("IHW") which was incorporated in 1997, is exclusive distributor of Brabantia International ("Brabantia"), Soehnly-Waagen Gmbh & Co. (Soehnle"), products in the US and Canada. Brabantia, headquartered in the Netherlands, is a leading European manufacturer of top of the line metal houseware products. Soehnle headquartered in Murrhardt, Germany, manufactures a full line of bathroom scales. IHW is looking for other products that it believes would compliment the products that they are currently selling.

In October 1997, the Company acquired Ace surgical Co., Inc., ("Ace"), a company which distributes medical, janitorial and dietary products in the tri-state area, generally to hospitals, nursing homes and medical care facilities. Ace has been in business since 1974. Their product line can generally be categorized as disposables and include branded and non-branded lines of wound dressing, incontinence products, dietary supplies, house keeping supplies and cleaning chemicals. These products are purchased by Ace from a variety of domestic suppliers.

For the six-month period ended June 30, 1999, cash used in operating activities was $321,000, $70,000 was used in investing activities and cash of $391,000 was provided by financing activities. As a result, at June 30, 1999, cash was $1,000, the same as it was at December 31, 1998. The Company had a negative working capital of $6,009,000 at June 30, 1999.

Accounts payable and other liabilities decreased to $4,043,000 at June 30, 1999 from $4,647,000 at December 31, 1998 primarily due to the Company's reduction of inventory.

During the three-month period ended June 30, 1999 the Company was also able to reduce debt to financial institution by $103,000 to $2,180,000. Notes payable to related parties increased by $147,000 to $3,937,000.

During May 1999, certain related party noteholders demanded payment of a portion of their notes from the Company. As the Company was unable to meet these demands, the guarantors of these notes made payments of principal and interest totaling $1,037,000. The Company delivered a promissory note to the guarantors in said amount with principal and interest at the rate of 12% per year due upon demand. The Company pledged all of the shares of Ace and IHW to the guarantors, subject to the prior security interest of the financial institution and the other noteholders.

In addition, certain of these related party noteholders aggregating $1,180,000 agreed to restructure the terms of their notes and as a result, interest accrued in the amount of $233,000 was waived and principal in the amount of $187,000 was forgiven. Principal and interest in the amount of $402,000 and $6,000 respectively, was paid and repayment of the remaining $591,000 of debt will be made over 48 months with interest at the rate of 12% per annum.

At June 30, 1999, the Company had outstanding related party notes totaling $3,937,000 payable as follows:

      Twelve Months Ending
      --------------------
            June 30                Amount
            -------                ------
            2000                 $3,408,000
            2001                    114,000
            2002                    179,000
            2003                    236,000
                                  ---------
                                  3,937,000
      Current portion             3,408,000
                                  ---------
                                   $529,000
                                   ========

Of the $3,937,000, $3,196,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party noteholders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,814,000 are personally guaranteed by certain stockholders of the Company.

At June 30, 1999, the Company owed $2,180,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000 as defined, which expires June 2001. The loan is collateralized by substantially all the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8% effective July 1, 1999) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

At June 30, 1999 the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into substantially less office and warehousing space at the same location. In addition, the company also owed this entity an additional $249,000 for advances received from them. Interest on these obligations are payable at the rate of 12% per annum.

At June 30, 1999 the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

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

Results of Operations

The Company had net sales of $3,169,000 and $3,382,000, respectively, for the three-month periods ended June 30, 1999 and June 30, 1998 and $6,562,000 and $7,505,000, respectively for the six-month periods ended June 30, 1999 and June 30, 1998. The decrease in sales is primarily attributable to Ace losing several accounts to competitors with national contracts.

Gross profit margins for the second quarter ended June 30, 1999 and June 30, 1998 were 28% and 36%, respectively and for the six month periods ended June 30, 1999 and June 30, 1998 were 33% and 36%, respectively. The decrease in gross profit margin is attributable to the lower gross profit margins of Ace sales, changing product mixes, and closing out slow moving and obsolete inventory.

Selling, general and administrative expenses were $640,000 and $713,000 or 20% and 21% of net sales, respectively, in the three-month periods ended June 30, 1999 and June 30, 1998, and $1,355,000 and $1,630,000 or 21% and 22% of net
sales respectively in the six month periods ended June 30, 1999 and June 30, 1998.

Interest expense decreased to $223,000 from $226,000 for the three-month period ended June 30, 1999, compared to the comparable three-month period ended June 30, 1998 and increased to $458,000 from $443,000 for the six month period ended June 30, 1999 compared to the comparable 6-month period ended June 30, 1998. The increase of $15,000 was primarily due to debt owed by the Company.

Inventory was $1,034,000 at June 30, 1999 compared to $1,715,000 at June 30, 1998. The decrease in inventory is attributable to lower sales, management's ability to better forecast IHW sales based on historic experience, and relying more on just in time deliveries from Brabantia. Accounts receivable was $3,046,000 at June 30, 1999, compared to $2,793,000 at June 30, 1998 and reflects the fact that Ace extends more liberal terms to their customers as an inducement to do business.

Due to the foregoing, the Company reported a net income of $235,000 after an extraordinary gain of $420,000 compared to a net income of $14,000 respectively, for the three month periods ended June 30, 1999 and June 30, 1998 and a net income of $242,000 after an extraordinary gain of $420,000 compared to a net income of $40,000 respectively, for the six month periods ended June 30, 1999 and June 30, 1998.

                            PART II OTHER INFORMATION


Item 6.        A)  Exhibits

               Exhibit 27. Financial Data Schedule

               B)  Reports on form 8-K

               The registrant did not file reports on Form 8-K during the six months ended June 30, 1999

                           Creative Technologies Corp.
                           ---------------------------
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CREATIVE TECHNOLOGIES CORP.
                                    ---------------------------
                                    Registrant



Dated: August 13, 1999              By:  /s/ Richard Helfman
                                         --------------------------
                                         Richard Helfman, President