Form 10QSB
period 1999-09-30
CREATIVE TECHNOLOGIES CORP
filed 1999-11-05
CIK 785321

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                           September 30, 1999

Commission File Number: 0-15754


                           CREATIVE TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                        11-2721083
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation of organization)

                    170 53rd Street, Brooklyn, New York 11232
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

            YES  X                         NO
                ---                           ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09                                          4,127,444
----------------------------                 -----------------------------------
(Title of each class)                        (Outstanding at September 30, 1999)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX


PART I  - FINANCIAL INFORMATION                                         PAGE
          ---------------------

Item 1.       Condensed Consolidated Financial Statements
              (Unaudited)

     Balance Sheet as at September 30, 1999                                3

     Statement of Operations
              For the Three and Nine Months ended
              September 30, 1999 and September 30, 1998                    4

     Statement of Stockholders' Deficiency
              For the Nine Months ended September 30, 1999                 5

     Statement of Cash Flows
              For the Nine Months ended
              September 30, 1999 and September 30, 1998                    6

     Notes to Condensed Consolidated Financial Statements             7 - 15

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations          16 - 18


PART II - OTHER INFORMATION
          -----------------

Item 4.       Submission of Matters to a vote of Securities Holders       19

Item 6.       Exhibits and Reports on Form 8-K                            19

     Signatures                                                           20

     Exhibit 27                                                           21

              Financial Data Schedule

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)


Assets
Current assets:
  Cash                                                                                $      10,000
  Accounts receivable-net                                                                 3,415,000
  Inventories                                                                             1,063,000
  Prepaid expenses and other current assets                                                 338,000
                                                                                        ------------
                  Total current assets                                                    4,826,000
Fixed assets - less accumulated depreciation
     and amortization of $17,000                                                            103,000
Other assets                                                                                825,000
                                                                                        ------------
                  Total assets                                                           $5,754,000
                                                                                        ============

Liabilities and Stockholders' Deficiency
Current liabilities:
   Loans payable - financial institution                                                  2,219,000
   Notes payable - related parties                                                        3,408,000
   Accounts & other payables and accrued expenses                                         4,385,000
   Due to related party                                                                     731,000
                                                                                        ------------
                  Total current liabilities                                              10,743,000
Notes payable-related parties                                                               503,000
Subordinated note payable - affiliate                                                       400,000
                                                                                        ------------
                  Total liabilities                                                      11,646,000
                                                                                        ------------

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  Liquidation value $3,500,000)                                                             340,000
                                                                                        ------------

Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares: 10,000 shares of convertible stock designated as 1996 preferred stock - $1,000 stated
     value; issued and outstanding 600 shares (liquidation Value $600,000)                  600,000
     10,000 shares of convertible stock designated as 1996-A preferred stock -
     $1,000 stated value; issued and outstanding 1,170 shares (liquidation
      Value $1,170,000)                                                                   1,170,000
    Common Stock - $.09 par value; authorized 20,000,000 shares, issued and
      Outstanding 4,127,000 shares                                                          371,000
    Additional paid-in capital                                                            8,345,000
    Accumulated deficit                                                                 (16,718,000)
                                                                                        ------------
                           Stockholders' deficiency                                      (6,232,000)
                                                                                        ------------
                           Total liabilities and stockholders' deficiency                $5,754,000
                                                                                        ============

See notes to condensed consolidated financial statements.

                           CREATIVE TECHNOLOGIES CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                    September 30,                 September 30,
                                                               1998               1999            1998          1999
                                                               ----               ----            ----          ----
Net Sales                                                     $3,739,000      $4,201,000     $11,244,000     $10,763,000

Cost of sales                                                  2,434,000       2,769,000       7,260,000       7,176,000
                                                            ------------    ------------    ------------    ------------

Gross profit                                                   1,305,000       1,432,000       3,984,000       3,587,000
                                                            ------------    ------------    ------------    ------------

Operating expenses:
  Selling, general and administrative expenses                   739,000         767,000       2,369,000       2,122,000
  Warehousing expense                                            297,000         203,000         863,000         723,000
  Interest expense and financing costs                           217,000         234,000         660,000         692,000
                                                            ------------    ------------    ------------    ------------
                                                               1,253,000       1,204,000       3,892,000       3,537,000
                                                            ------------    ------------    ------------    ------------
Income before extraordinary item                                  52,000         228,000          92,000          50,000
Extraordinary item-Gain on debt forgiveness                            0               0               0         420,000
                                                            ------------    ------------    ------------    ------------
Net income                                                        52,000         228,000          92,000         470,000

Less undeclared dividends on
preferred stock                                                 (158,000)       (158,000)       (474,000)       (474,000)
                                                            ------------    ------------    ------------    ------------
Net income(loss) applicable to common shares                   $(106,000)        $70,000       $(382,000)        $(4,000)
                                                            ============    ============    ============    ============
Per common share - basic and diluted
  Income (loss) before extraordinary item                          $(.03)           $.02           $(.09)          $(.10)
  Extraordinary item                                                   -               -               -             .10
                                                            ------------    ------------    ------------    ------------
  Net income (loss)                                                $(.03)           $.02           $(.09)         $    -
                                                            ============    ============    ============    ============
Weighted average number of shares                              4,117,000       4,127,000       4,115,000       4,127,000
                                                            ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1999
                                   (Unaudited)



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

Increase in carrying value of
1997-A preferred stock issued
in connection with acquisition

1997-A preferred stock
dividend accrued


Net income for the period



Balance at September 30, 1999             600        $600,000           1,170     $1,170,000      4,127,000       $371,000
                                          ===    ============    ============   ============   ============   ============



                                         Additional
                                          Paid-in      Accumulated
                                          Capital         Deficit         Total
                                          -------         -------         -----
Balance at January 1, 1999               $8,692,000   $(17,188,000)    $(6,355,000)

Increase in carrying value of
1997-A preferred stock issued
in connection with acquisition              (32,000)                       (32,000)

1997-A preferred stock
dividend accrued                           (315,000)                      (315,000)

Net income for the period                                  470,000         470,000



Balance at September 30, 1999            $8,345,000   $(16,718,000)    $(6,232,000)
                                       ============   ============    ============





See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                       1998            1999
                                                                                       ----            ----
Cash flows from operating activities:
  Net income                                                                         $    92,000    $   470,000
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                                         65,000         37,000
    Amortization of goodwill                                                              24,000         26,000
    Gain on debt forgiveness                                                                   -       (420,000)
    Noncash professional fees                                                             54,000              -

Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                                             207,000       (539,000)
  Decrease in inventories                                                                325,000        285,000
  Increase in prepaid expenses and other current assets and other assets                (118,000)      (161,000)
  Increase (decrease) in accounts payable and accrued expenses                          (526,000)         8,000
                                                                                     -----------    -----------

Net cash (used in) provided by operating activities                                      123,000       (294,000)
                                                                                     -----------    -----------

Cash flows from investing activities:
  Acquisition of fixed assets                                                             (4,000)       (87,000)
                                                                                     -----------    -----------

Cash flows from financing activities:
  Net repayments of loans payable - financial institution                               (108,000)       (64,000)
  Proceeds from notes payable - related parties                                          310,000        200,000
  Repayment of notes payable - related parties                                          (334,000)      (244,000)
  Proceeds from related party                                                                  -        685,000
  Repayments to related party                                                                  -       (187,000)
                                                                                     -----------    -----------
Net cash provided by (used in) financing activities                                     (132,000)       390,000
                                                                                     -----------    -----------

Net increase (decrease) in cash                                                          (13,000)         9,000

Cash at beginning of period                                                               16,000          1,000
                                                                                     -----------    -----------

Cash at end of period                                                                $     3,000    $    10,000
                                                                                     ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                                                         $   450,000    $   728,000
                                                                                     ===========    ===========
Supplemental schedule of non cash financing activities:
  Payments of $685,000 of principal and $352,000 of interest to noteholders
  by guarantors on behalf of the Company                                             $         0    $ 1,037,000
                                                                                     ===========    ===========
  Note issued to guarantors                                                          $         0    $ 1,037,000
                                                                                     ===========    ===========
  Debt forgiveness on restructure of debt including interest of $233,000             $         0    $   420,000
                                                                                     ===========    ===========
  Fixed assets transferred to a related party in satisfaction of certain obligations $         0    $   135,000
                                                                                     ===========    ===========
  Issuance of common stock for services                                              $    54,000    $         0
                                                                                     ===========    ===========

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note - A          BASIS OF PRESENTATION
                  ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Creative Technologies Corp. ("CTC") and Subsidiaries (collectively the "Company") are engaged in importing and marketing small household products (principally to specialty stores, catalogues and other retailers) and medical, janitorial and dietary products to hospitals and other healthcare facilities and performing janitorial services and repairing janitorial equipment.

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries, IHW, Inc. ("IHW") and Ace Surgical Supply Co., Inc ("Ace"). All material intercompany balances and transactions have been eliminated in consolidation.

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

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note - B          NOTES PAYABLE AND RELATED PARTY TRANSACTIONS
                  --------------------------------------------

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

At September 30, 1999, the Company had outstanding related party notes totaling $3,911,000 payable as follows:

           Twelve Months Ending
           --------------------
                September 30                 Amount
                ------------                 ------
                    2000                  $3,408,000
                    2001                     130,000
                    2002                     195,000
                    2003                     178,000
                                          ----------
                                           3,911,000
           Current portion                 3,408,000
                                          ----------
                                            $503,000
                                          ==========

Of the $3,911,000, $3,170,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party noteholders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,797,000 are personally guaranteed by certain stockholders of the Company.

At September 30, 1999, the Company owed $2,219,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000 as defined, which expires June 2001. The loan is collateralized by substantially all the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8.25% effective August 25, 1999) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

At September 30, 1999 the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into substantially less office and warehousing space at the same location. In addition, the company also owed this entity an additional $235,000 for advances received from them. Interest on these obligations are payable at the rate of 12% per annum.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

At September 30, 1999 the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

Pursuant to an October 27, 1997 merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two related parties, a principal stockholder and the spouse of a principal stockholder of the Company. During the nine-month periods ended September 30, 1999 and 1998, $90,000 was paid to each of these individuals.

Note - C          PREFERRED STOCK
                  ---------------
During October 1997, in connection with the acquisition of Ace, the board of directors designated 4,000 shares of redeemable preferred stock as "1997-A Preferred Stock" having a stated valued of $1,000 per share. The holders of 1997-A Preferred Stock are entitled to:

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

At September 30, 1999 $391,000 of dividends was in arrears longer than one year and as a result, holders of the 1997- A Preferred Stock are entitled to 3,500,000 votes along with holders of 4,127,000 shares of common stock.

At the effective date of the Ace merger, the estimated fair value of the 1997-A Preferred stock amounted to approximately $265,000 pursuant to a valuation by an independent financial advisory firm.

Cumulative unpaid 1997-A Preferred Stock dividends aggregated $811,000 at September 30, 1999.

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

Management intends to satisfy the cumulative unpaid 1996 Preferred Stock dividends, which aggregated approximately $240,000 at September 30, 1999 through the issuance of securities, and, therefore, such amounts have not been accrued.

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

(iii) redemption of their preferred shares on October 1, 2000 at $1,000 per share payable in cash or shares of common stock at the option of the Company, as amended;

(iv)  Liquidation preferences of $1,000 per preferred share; and

(v)   no voting rights.

The Company, at its option, has the right to redeem all or any portion of the 1996-A Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to October 1, 2000, as amended.

Management intends to satisfy the cumulative unpaid 1996-A Preferred Stock dividends, which aggregated approximately $429,000 at September 30, 1999 through the issuance of securities, and, therefore, such amounts have not been accrued.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note - D  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     During April 1999, the building which the Company leased from a related party was sold and its lease was terminated by the mutual consent of both parties.

     As an inducement to the Company for canceling its lease, the related party agreed to assume fixed assets aggregating $135,000 in satisfaction of certain obligations aggregating $135,000 and to reimburse the Company for any costs associated with its relocation which amounted to approximately $66,000 at September 30, 1999 and an additional amount to be negotiated.

     The Company is currently leasing substantially less office and warehousing space from the related party on a month to month basis at a cost of $13,200 per month inclusive of real estate taxes.


Note - E  PRODUCT LIABILITY AND LITIGATION:
          --------------------------------

The Company has received notice that several consumers claim to have suffered finger injuries while using one of the Company's appliance products. All but one of the claims is covered by the Company's product liability insurance carrier. The Company denied any wrongdoing with respect to this claim and during July 1999, reached a settlement with the claimant for an amount that did not have a material effect on the Company's financial position, results of operations or cash flows.

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

Note - F  BUSINESS SEGMENTS
          -----------------

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three and nine-month periods ended September 30, 1998 and 1999.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three Month Period Ended September, 1998

                           Small            Medical
                           Household        Janitorial &
                           Products    Dietary Products   Corporate   Elimination's  Consolidated
---------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                 $ 1,875,000    $ 1,864,000      $-           $-             $ 3,739,000
Intersegment sales              1,000             -        -           $  (1,000)             -
---------------------------------------------------------------------------------------------------

Total sales               $ 1,876,000    $ 1,864,000      $-           $  (1,000)     $ 3,739,000
---------------------------------------------------------------------------------------------------

Operating income (loss)   $   158,000    $   212,000      $(101,000)   $-             $   269,000

Interest expense             (149,000)       (68,000)      -            -                (217,000)
---------------------------------------------------------------------------------------------------

Income (loss) before
provision for income
tax                       $     9,000    $   144,000      $(101,000)   $-             $    52,000
---------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets              $    17,000    $     5,000      $-           $-             $    22,000
---------------------------------------------------------------------------------------------------

Amortization
of intangibles            $-             $     9,000      $-           $-             $     9,000
---------------------------------------------------------------------------------------------------

Capital expenditures      $-             $     1,000      $-           $-             $     1,000
---------------------------------------------------------------------------------------------------

Identifiable assets       $ 2,915,000    $ 2,968,000      $ 484,000    $(996,000)     $ 5,371,000
at September 30, 1998
---------------------------------------------------------------------------------------------------



                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Nine month Period Ended September 30, 1998


                           Small            Medical
                           Household        Janitorial &
                           Products    Dietary Products   Corporate   Elimination's  Consolidated
---------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                 $  5,264,000    $  5,980,000    $-          $-             $ 11,244,000
Intersegment sales              10,000               -     -          $ (10,000)                -
---------------------------------------------------------------------------------------------------

Total sales               $  5,274,000    $  5,980,000    $-          $ (10,000)     $ 11,244,000
---------------------------------------------------------------------------------------------------

Operating income (loss)   $    274,000    $    768,000    $(290,000)  $-             $    752,000

Interest expense              (446,000)       (214,000)    -           -                 (660,000)
---------------------------------------------------------------------------------------------------

Income (loss) before
provision for income
tax                       $   (172,000)   $    554,000    $(290,000)  $-             $     92,000
---------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets              $     50,000    $     15,000    $-          $-             $     65,000
---------------------------------------------------------------------------------------------------

Amortization
of intangibles            $-              $     24,000    $-          $-             $     24,000
---------------------------------------------------------------------------------------------------

Capital expenditures      $      3,000    $      1,000    $-          $-             $      4,000
---------------------------------------------------------------------------------------------------


Identifiable assets       $  2,915,000    $  2,968,000    $ 484,000   $(996,000)     $  5,371,000
at September 30, 1998
---------------------------------------------------------------------------------------------------


                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three Month Period Ended September 30, 1999

                           Small            Medical
                           Household        Janitorial &
                           Products    Dietary Products   Corporate   Elimination's  Consolidated
---------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                 $ 2,524,000    $ 1,677,000      $-          $-             $ 4,201,000
Intersegment sales                  -              -       -           -               -
---------------------------------------------------------------------------------------------------

Total sales               $ 2,524,000    $ 1,677,000     $-           $-             $ 4,201,000
---------------------------------------------------------------------------------------------------

Operating income (loss)   $   411,000    $   173,000     $(122,000)   $-             $   462,000

Interest expense             (178,000)       (56,000)     -            -                (234,000)
---------------------------------------------------------------------------------------------------

Income (loss) before
provision for income
tax                       $   233,000    $   117,000     $(122,000)   $-             $   228,000
---------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets              $     4,000    $     2,000     $-           $-             $     6,000
---------------------------------------------------------------------------------------------------

Amortization
of intangibles            $-             $     9,000     $-           $-             $     9,000
---------------------------------------------------------------------------------------------------

Capital expenditures      $    17,000    $-              $-           $-             $    17,000

---------------------------------------------------------------------------------------------------

Identifiable assets
at September 30, 1999     $ 2,837,000    $ 2,326,000     $ 484,000    ($694,000)     $ 4,953,000
---------------------------------------------------------------------------------------------------



                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Nine month Period Ended September 30, 1999

                           Small            Medical
                           Household        Janitorial &
                           Products    Dietary Products   Corporate   Elimination's  Consolidated
---------------------------------------------------------------------------------------------------

Sales to unaffiliated
customers                 $  5,754,000    $  5,009,000    $-          $-             $ 10,763,000
Intersegment sales               1,000               -     -           (1,000)                  -
---------------------------------------------------------------------------------------------------

Total sales               $  5,755,000    $  5,009,000    $-          $(1,000)       $ 10,763,000
---------------------------------------------------------------------------------------------------

Operating income (loss)   $    596,000    $    462,000    $(316,000)  $-             $    742,000

Interest expense              (518,000)       (174,000)           -           -          (692,000)
---------------------------------------------------------------------------------------------------
Income (loss) before
provision for income
tax & extraordinary
item                      $     78,000    $    288,000    $(316,000)  $-             $     50,000
---------------------------------------------------------------------------------------------------
Extraordinary item        $    420,000    $-              $-          $-             $    420,000
---------------------------------------------------------------------------------------------------

Income (loss )before
provision for income
tax                       $    498,000    $    288,000    $(316,000)  $-             $    470,000
---------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets              $     27,000    $     10,000    $-          $-             $     37,000
---------------------------------------------------------------------------------------------------

Amortization
of intangibles            $-              $     26,000    $-          $-             $     26,000
---------------------------------------------------------------------------------------------------

Capital expenditures      $     87,000    $-              $-          $-             $     87,000
---------------------------------------------------------------------------------------------------

Identifiable assets
at September 30, 1999     $  2,837,000    $  2,326,000    $ 484,000   $(694,000)     $  4,953,000
---------------------------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. ("CTC") through its wholly owned subsidiary, IHW Inc. ("IHW") which was incorporated in 1997, is exclusive distributor of Brabantia International ("Brabantia"), Soehnle-Waagen Gmbh & Co. (Soehnle"), products in the US and Canada. Brabantia, headquartered in the Netherlands, is a leading European manufacturer of top of the line metal houseware products. Soehnle headquartered in Murrhardt, Germany, manufactures a full line of bathroom scales. IHW is looking for other products that it believes would compliment the products that they are currently selling.

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

For the nine-month period ended September 30, 1999, cash used in operating activities was $294,000, $87,000 was used in investing activities and cash of $390,000 was provided by financing activities. As a result, at September 30, 1999, cash was $10,000 compared to $1,000 at December 31, 1998. The Company had a negative working capital of $5,917,000 at September 30, 1999.

Accounts payable and other liabilities decreased to $4,385,000 at September 30, 1999 from $4,647,000 at December 31, 1998 primarily due to the Company's reduction of inventory.

During the nine-month period ended September 30, 1999 the Company was also able to reduce debt to financial institution by $64,000 to $2,219,000. Notes payable to related parties increased by $121,000 to $3,911,000.

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

At September 30, 1999, the Company had outstanding related party notes totaling $3,911,000 payable as follows:

             Twelve Months Ending
                     September 30                      Amount
                     ------------                      ------
                     2000                              $ 3,408,000
                     2001                              $   130,000
                     2002                              $   195,000
                     2003                              $   178,000
                                                       -----------
                                                         3,911,000
             Current portion                             3,408,000
                                                       -----------
                                                       $   503,000
                                                       ===========

Of the $3,911,000, $3,170,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party noteholders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,797,000 are personally guaranteed by certain stockholders of the Company.

At September 30, 1999, the Company owed $2,219,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000 as defined, which expires June 2001. The loan is collateralized by substantially all the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8.25% effective August 25, 1999) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

At September 30, 1999 the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into substantially less office and warehousing space at the same location. In addition, the company also owed this entity an additional $235,000 for advances received from them. Interest on these obligations are payable at the rate of 12% per annum.

At September 30, 1999 the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the issue. The Company has modified its existing software, converted to new software and replaced some of its hardware, so that the Year 2000 problem does not pose any significant operational problems.

Results of Operations

The Company had net sales of $4,201,000 and $3,739,000, respectively, for the three-month periods ended September 30, 1999 and September 30, 1998 and $10,763,000 and $11,244,000, respectively for the nine-month periods ended September 30, 1999 and September 30, 1998. The increase in sales during the comparable third quarters is primarily attributable to strong demand for household products. The decrease in sales during the comparable nine-month periods was due to Ace losing several accounts to competitors with national contracts.

Gross profit margins for the third quarter ended September 30, 1999 and September 30, 1998 were 34% and 35%, respectively and for the nine-month periods ended September 30, 1999 and September 30, 1998 were 33% and 35%, respectively. The decrease in gross profit margin is attributable to the lower gross profit margins of Ace sales, changing product mixes, and closing out slow moving and obsolete inventory

Selling, general and administrative expenses were $767,000 and $739,000 or 18% and 20% of net sales, respectively, in the three-month periods ended September 30, 1999 and September 30, 1998, and $2,122,000 and $2,369,000 or 20% and 21% of
net sales respectively in the nine-month periods ended September 30, 1999 and September 30, 1998.

Interest expense increased to $234,000 from $217,000 for the three-month period ended September 30, 1999, compared to the comparable three-month period ended September 30, 1998 and increased to $692,000 from $660,000 for the nine- month period ended September 30, 1999 compared to the comparable nine-month period ended September 30, 1998. The increase of $32,000 was primarily due to increased debt owed by the Company.

Inventory was $1,063,000 at September 30, 1999 compared to $1,784,000 at September 30, 1998. The decrease in inventory is attributable to lower sales, management's ability to better forecast IHW sales based on historic experience, and relying more on just in time deliveries from Brabantia. Accounts receivable were $3,415,000 at September 30, 1999, compared to $3,065,000 at September 30, 1998 and reflects the fact that Ace extends more liberal terms to their customers as an inducement to do business and strong IHW sales in the third quarter of 1999.

Due to the foregoing, the Company reported a net income of $228,000 compared to a net income of $52,000 respectively, for the three-month periods ended September 30, 1999 and September 30, 1998 and a net income of $470,000 after an extraordinary gain of $420,000 compared to a net income of $92,000 respectively, for the nine-month periods ended September 30, 1999 and September 30, 1998.

                            PART II OTHER INFORMATION

Item 4.     Submission of Matters to a vote of Securities Holders

            The Company held its annual shareholders' meeting on October 5, 1999. Richard Helfman, David Guttmann, and Lala Bessler were re-elected directors.

Item 6.     A)       Exhibits

            Exhibit 27. Financial Data Schedule

            B)       Reports on form 8-K

            The registrant did not file reports on Form 8-K during the nine months ended September 30, 1999

                           Creative Technologies Corp.
                           ---------------------------
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CREATIVE TECHNOLOGIES CORP.
                                            ---------------------------
                                            Registrant



Dated: November 5, 1999                     By: /s/ Richard Helfman
-----------------------                         -----------------
                                                Richard Helfman, President