Form 10QSB/A
period 1999-06-30
CREATIVE TECHNOLOGIES CORP
filed 2000-04-04
CIK 785321

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

               YES  X                       NO
                   ---                         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09                                     4,127,444
----------------------------                 ------------------------------
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

              Financial Data Schedule

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)


Assets
Current assets:
  Cash                                                                                                           $    1,000
  Accounts receivable-net                                                                                         3,046,000
  Inventories                                                                                                     1,034,000
  Prepaid expenses and other current assets                                                                         286,000
                                                                                                                -----------
                  Total current assets                                                                            4,367,000
Fixed assets - less accumulated depreciation
     and amortization of $12,000                                                                                     92,000
Other assets                                                                                                        832,000
                                                                                                                -----------
                  Total assets                                                                                   $5,291,000
                                                                                                                ===========
Liabilities and Stockholders' Deficiency
Current liabilities:
   Loans payable - financial institution                                                                         $2,180,000
   Notes payable - related parties                                                                                3,408,000
   Accounts & other payables and accrued expenses                                                                 4,043,000
   Due to related party                                                                                             745,000
                                                                                                                -----------
                  Total current liabilities                                                                      10,376,000
Notes payable-related parties                                                                                       529,000
Subordinated note payable - affiliate                                                                               400,000
                                                                                                                -----------
                  Total liabilities                                                                              11,305,000
                                                                                                                -----------
Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares;
  4,000 shares of nonconvertible stock designated as 1997-A preferred stock -
  $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  Liquidation value $3,500,000)                                                                                     330,000
                                                                                                                -----------

Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares:
     10,000 shares of convertible stock designated as 1996 preferred stock -
     $1,000 stated value; issued and outstanding 600 shares (liquidation
     Value $600,000)                                                                                                600,000
     10,000 shares of convertible stock designated as 1996-A preferred stock -
     $1,000 stated value; issued and outstanding 1,170 shares (liquidation
      Value $1,170,000)                                                                                           1,170,000
    Common Stock - $.09 par value; authorized 20,000,000 shares, issued and
      Outstanding 4,127,000 shares                                                                                  371,000
    Additional paid-in capital                                                                                    8,881,000
    Accumulated deficit                                                                                         (17,366,000)
                                                                                                                -----------
                              Stockholders' deficiency                                                           (6,344,000)
                                                                                                                -----------
                              Total liabilities and stockholders' deficiency                                     $5,291,000
                                                                                                                ===========

See notes to condensed consolidated financial statements.

                           CREATIVE TECHNOLOGIES CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                            June 30,
                                                                   1998                1999              1998            1999
                                                                   ----                ----              ----            ----
Net Sales                                                      $3,382,000            $3,169,000       $7,505,000      $6,562,000

Cost of sales                                                   2,151,000             2,269,000        4,826,000       4,407,000
                                                              -----------            ----------       ----------      ----------

Gross profit                                                    1,231,000               900,000        2,679,000       2,155,000
                                                              -----------            ----------       ----------      ----------

Operating expenses:
     Selling, general and administrative expenses                 713,000               640,000        1,630,000       1,355,000
     Warehousing expense                                          278,000               222,000          566,000         520,000
     Interest expense and financing costs                         226,000               223,000          443,000         458,000
                                                              -----------            ----------       ----------      ----------
                                                                1,217,000             1,085,000        2,639,000       2,333,000
                                                              -----------            ----------       ----------      ----------

Net income (loss)                                                  14,000              (185,000)          40,000        (178,000)

Less undeclared dividends on
preferred stock                                                  (158,000)             (158,000)        (316,000)       (316,000)
                                                              -----------            ----------       ----------      ----------

Net income(loss) applicable to common shares                    $(144,000)            $(343,000)       $(276,000)      $(494,000)
                                                              ===========            ==========       ==========      ==========

Per common share - basic and diluted
     Net income (loss)                                              $(.04)               $(.08)           $(.07)           $(.12)
                                                              ===========            ==========       ==========      ==========

Weighted average number of shares                               4,117,000             4,127,000        4,114,000       4,127,000
                                                              ===========            ==========       ==========      ==========

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

Increase in carrying value of
1997-A preferred stock issued
in connection with acquisition

1997-A preferred stock
dividend accrued

Capital contribution arising
from restructuring of related
party debt

Net income for the period



Balance at June 30, 1999                    600      $600,000     1,170   $1,170,000     4,127,000    $371,000
                                            ===      ========     =====   ==========     =========    ========



                                            Additional
                                             Paid-in         Accumulated
                                             Capital           Deficit           Total
                                             -------           -------           -----
Balance at January 1, 1999                  $8,692,000       $(17,188,000)    $(6,355,000)

Increase in carrying value of
1997-A preferred stock issued
in connection with acquisition                 (21,000)                           (21,000)

1997-A preferred stock
dividend accrued                              (210,000)                          (210,000)

Capital contribution arising
from restructuring of related
party debt                                     420,000                            420,000

Net income for the period                                        (178,000)       (178,000)



Balance at June 30, 1999                    $8,881,000       $(17,366,000)    $(6,344,000)
                                            ==========       =============    ============


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                       1998            1999
                                                                                                      ----            ----
Cash flows from operating activities:
   Net income (loss)                                                                                $40,000       $(178,000)
   Adjustments to reconcile net income
   to net cash used in operating activities:
       Depreciation and amortization                                                                 43,000          31,000
       Amortization of goodwill                                                                      15,000          17,000
       Noncash professional fees                                                                     54,000               -

  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                                    480,000        (170,000)
      Decrease in inventories                                                                       394,000         315,000
      Increase in prepaid expenses and other current assets and other assets                        (87,000)       (108,000)
      Decrease in accounts payable and accrued expenses                                            (920,000)       (228,000)
                                                                                                   ---------     -----------

 Net cash (used in) provided by operating activities                                                 19,000        (321,000)
                                                                                                   ---------     -----------

Cash flows from investing activities:
   Acquisition of fixed assets                                                                       (3,000)        (70,000)
                                                                                                   ---------     -----------

Cash flows from financing activities:
  Net repayments of loans payable - financial institution                                          (157,000)       (103,000)
  Proceeds from notes payable - related parties                                                     300,000         200,000
  Repayment of notes payable - related parties                                                     (174,000)       (218,000)
  Proceeds from related party                                                                              -        685,000
  Repayments to related party                                                                              -       (173,000)
                                                                                                   ---------     -----------
Net cash provided by (used in) financing activities                                                 (31,000)        391,000
                                                                                                   ---------     -----------

Net decrease in cash                                                                                (15,000)              -

Cash at beginning of period                                                                          16,000           1,000
                                                                                                   ---------     -----------

Cash at end of period                                                                               $ 1,000         $ 1,000
                                                                                                   =========     ==========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest                                                                                      $311,000       $ 212,000
                                                                                                   =========     ==========
Supplemental schedule of non cash financing activities:
   Payments of $685,000 of principal and $352,000 of interest to noteholders
   by guarantors on behalf of the Company                                                           $     0      $1,037,000
                                                                                                   =========     ==========
   Note issued to guarantors                                                                        $     0      $1,037,000
                                                                                                   =========     ==========
   Restructuring of related party debt including interest of $233,000                               $     0        $420,000
                                                                                                   =========     ==========
   Net fixed assets transferred to a related party in satisfaction of certain obligations           $     0        $135,000
                                                                                                   =========     ==========

   Issuance of common stock for services                                                            $54,000        $      0
                                                                                                   =========     ==========

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

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note - B   NOTES PAYABLE AND RELATED PARTY TRANSACTIONS
           --------------------------------------------

During May 1999, certain related party noteholders demanded payment of a portion of their notes from the Company. As the Company was unable to meet these demands, payments of principal of $685,000 and interest of $352,000 totaling $1,037,000 were made by the guarantors of these notes. The Company delivered a promissory note to the guarantors in said amount with principal and interest at the rate of 12% per year due upon demand. The Company pledged all of the shares of Ace and IHW to the guarantors, subject to the prior security interest of the financial institution and the other noteholders.

In addition, certain of these related party noteholders whose notes aggregated $1,180.000 agreed to restructure the terms of their notes and as a result, interest accrued in the amount of $233,000 was waived and principal in the amount of $187,000 was forgiven. The waived interest and principal forgiven totaling $420,000 had been recorded as an extraordinary item in the statement of operations in the Form 10-QSB for the quarter ended June 30, 1999. This report restates such transaction to reflect it as a capital contribution arising from the restructure of this related party debt. Principal and interest in the amount of $402,000 and $6,000 respectively, was paid as part of the $1,037,000 of payments made by the guarantors as described above, and repayment of the remaining $591,000 of debt is being made in varying monthly installments over 48 months with interest at the rate of 12% per annum.

At June 30, 1999, the Company had outstanding related party notes totaling $3,937,000 payable as follows:

     Twelve Months Ending
     --------------------
             June 30                             Amount
             -------                             ------
              2000                              $3,408,000
              2001                                 114,000
              2002                                 179,000
              2003                                 236,000
                                                ----------
                                                 3,937,000
        Current portion                          3,408,000
                                                ----------
                                                  $529,000
                                                ==========

Of the $3,937,000 of related party notes, $3,196,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party noteholders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,814,000 are personally guaranteed by certain stockholders of the Company.

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

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three Month Period Ended June 30, 1998



                              Small               Medical
                              Household           Janitorial &
                              Products            Dietary Products         Corporate         Elimination's      Consolidated
----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                     $1,457,000          $1,925,000               $-                 $-                $3,382,000
Intersegment sales                 4,000           -                        -                  (4,000)                 -
---------------------------------------------------------------------------------------------------------------------------

Total sales                   $1,461,000          $1,925,000               $-                 $(4,000)          $3,382,000

---------------------------------------------------------------------------------------------------------------------------

Operating income (loss)          $42,000            $259,000               $(61,000)          $-                  $240,000

Interest expense                (148,000)            (78,000)               -                  -                  (226,000)

---------------------------------------------------------------------------------------------------------------------------

Income (loss) before
provision for income
tax                            $(106,000)           $181,000               $(61,000)          $-                   $14,000

---------------------------------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets                     $16,000              $5,000               $-                 $-                   $21,000
---------------------------------------------------------------------------------------------------------------------------

Amortization
of intangibles                   $-                   $9,000               $-                 $-                    $9,000

---------------------------------------------------------------------------------------------------------------------------

Identifiable assets           $2,557,000          $2,972,000               $484,000         $(996,000)          $5,017,000
at June 30, 1998
---------------------------------------------------------------------------------------------------------------------------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Six Month Period Ended June 30, 1998



                             Small            Medical
                             Household        Janitorial &
                             Products         Dietary Products          Corporate        Elimination's          Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                    $3,389,000       $4,116,000                 $-               $-                     $7,505,000
Intersegment sales                9,000                -                  -                (9,000)                    -
-----------------------------------------------------------------------------------------------------------------------------

Total sales                  $3,398,000       $4,116,000                 $-               $(9,000)               $7,505,000

-----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)        $116,000         $556,000                 $(189,000)       $-                       $483,000

Interest expense               (297,000)        (146,000)                 -                -                       (443,000)

-----------------------------------------------------------------------------------------------------------------------------

Income (loss) before
provision for income
tax                           $(181,000)        $410,000                 $(189,000)       $-                        $40,000

-----------------------------------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets                    $33,000          $10,000                 $-               $-                        $43,000
-----------------------------------------------------------------------------------------------------------------------------

Amortization
of intangibles                  $-               $15,000                 $-               $-                        $15,000
-----------------------------------------------------------------------------------------------------------------------------

Capital expenditures             $3,000          $-                      $-               $-                         $3,000

-----------------------------------------------------------------------------------------------------------------------------

Identifiable assets          $2,557,000       $2,972,000                  $484,000        $(996,000)             $5,017,000
at June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three Month Period Ended June 30, 1999


                             Small            Medical
                             Household        Janitorial &
                             Products         Dietary Products          Corporate        Elimination's          Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                    $1,586,000       $1,583,000                $-               $-                     $3,169,000
Intersegment sales                  -                  -                 -                -                              -
-----------------------------------------------------------------------------------------------------------------------------

Total sales                  $1,586.000       $1,583,000                $-               $-                     $3,169,000

-----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)         $33,000         $108,000                $(103,000)       $-                        $38,000

Interest expense               (168,000)         (55,000)                -                -                       (223,000)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before
provision for income
tax                           $(135,000)         $53,000                $(103,000)       $-                      $(185,000)

-----------------------------------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets                     $9,000           $3,000                $-               $-                        $12,000
-----------------------------------------------------------------------------------------------------------------------------

Amortization
of intangibles                   $-               $8,000                $-               $-                         $8,000
-----------------------------------------------------------------------------------------------------------------------------

Capital expenditures            $70,000           $-                    $-               $-                        $70,000

-----------------------------------------------------------------------------------------------------------------------------

Identifiable assets
at June 30, 1999             $2,192,000       $2,538,000                 $484,000        $(733,000)             $4,481,000
-----------------------------------------------------------------------------------------------------------------------------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Six Month Period Ended June 30, 1999


                             Small            Medical
                             Household        Janitorial &
                             Products         Dietary Products          Corporate        Elimination's          Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                    $3,230,000        $3,332,000               $-               $-                     $6,562,000
Intersegment sales                1,000                -                 -                (1,000)                        -
-----------------------------------------------------------------------------------------------------------------------------

Total sales                  $3,231,000        $3,332,000               $-               $(1,000)               $6,562,000

-----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)        $185,000          $289,000               $(194,000)       $-                       $280,000

Interest expense               (340,000)         (118,000)               -                -                       (458,000)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before
provision for income
tax                           $(155,000)         $171,000               $(194,000)       $-                      $(178,000)
-----------------------------------------------------------------------------------------------------------------------------

Depreciation and
amortization of
fixed assets                    $23,000            $8,000               $-               $-                        $31,000
-----------------------------------------------------------------------------------------------------------------------------

Amortization
of intangibles                  $-                $17,000               $-               $-                        $17,000
-----------------------------------------------------------------------------------------------------------------------------

Capital expenditures            $70,000           $-                    $-               $-                        $70,000

-----------------------------------------------------------------------------------------------------------------------------

Identifiable assets
at June 30, 1999             $2,192,000        $2,538,000               $484,000         $(733,000)             $4,481,000
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

During May 1999, certain related party noteholders demanded payment of a portion of their notes from the Company. As the Company was unable to meet these demands, payments of principal of $685,000 and interest of $352,000 totaling $1,037,000 were made by the guarantors of these notes. The Company delivered a promissory note to the guarantors in said amount with principal and interest at the rate of 12% per year due upon demand. The Company pledged all of the shares of Ace and IHW to the guarantors, subject to the prior security interest of the financial institution and the other noteholders.

In addition, certain of these related party noteholders whose notes aggregated $1,180,000 agreed to restructure the terms of their notes and as a result, interest accrued in the amount of $233,000 was waived and principal in the amount of $187,000 was forgiven. The waived interest and principal totaling $420,000 had been recorded as an extraordinary item in the statement of operations in the Form 10-QSB for the quarter ended June 30, 1999. This report restates such transaction to reflect it as a capital contribution arising from the restructuring of this related party debt. Principal and interest in the amount of $402,000 and $6,000 respectively, was paid as part of the $1,037,000 of payments made by guarantors as described above and repayment of the remaining $591,000 of debt is being made in varying monthly amounts over 48 months with interest at the rate of 12% per annum.

At June 30, 1999, the Company had outstanding related party notes totaling $3,937,000 payable as follows:

              Twelve Months Ending
              --------------------

                    June 30                    Amount
                    -------                    ------
                      2000                   $3,408,000
                      2001                      114,000
                      2002                      179,000
                      2003                      236,000
                                             ----------
                                              3,937,000
               Current portion                3,408,000
                                             ----------
                                               $529,000
                                             ==========

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

Due to the foregoing, the Company reported a net loss of $(185,000) compared to a net income of $14,000 respectively, for the three month periods ended June 30, 1999 and 1998 and a net loss of $(178,000) compared to a net income of $40,000 respectively, for the six month periods ended June 30, 1999 and 1998.

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



                                        CREATIVE TECHNOLOGIES CORP.
                                        Registrant



Dated: April 4, 2000            By:  S/Richard Helfman
                                    -----------------------------------------
                                         Richard Helfman, President