Form 10KSB
period 1999-12-31
CREATIVE TECHNOLOGIES CORP
filed 2000-04-13
CIK 785321

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended
December 31, 1999                                   Commission File No. 0-15754

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for fiscal year ended December 31, 1999 were $14,929,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant is $543,861 as of March 15, 2000.

The number of shares outstanding of the registrant's Common Stock as of March 15, 2000 is:

                  Class                      Outstanding at March 15, 2000
                  -----                      -----------------------------
         Common Stock, $.09 par value                 4,127,444

PART I

ITEM 1.  BUSINESS

                  Creative Technologies Corp. ("CTC") is a holding company owning the stock of IHW, Inc. ("IHW") an operating company who in turn owns the stock of Ace Surgical Supplies Co., Inc. ("Ace") an operating company, collectively (the "Company"). Ace, in business since 1974, was acquired by CTC in October 1997 and transferred to IHW in November 1999. It distributes janitorial, dietary and medical products in the tri-state area, generally to hospitals, nursing homes and assisted living facilities. Ace is currently expanding its customer base to include various other facilities including educational, hospitality, institutional and entertainment. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products are currently being distributed by IHW are Brabantia International BV, Soehnle-Waagen GmbH + Co., MAWA Metallwarenfabrik Wagner GmbH and Foppa Pedretti S.p.A. IHW is continually looking to distribute other complementary lines that meet its various criteria.

Brabantia Products

                  The Company and Brabantia, a Netherlands company, entered into a five-year distributorship Agreement effective January 1, 1996 that provides for IHW to have the exclusive right to distribute Brabantia products in the United States. This 5-year agreement renews automatically provided that all terms and conditions are being met. To date this has been the case and the company enjoys an excellent working relationship with Brabantia. Brabantia manufactures high quality houseware products and sells its products in over 68 countries throughout the world.

                  Brabantia's major product categories include food storage, waste storage and laundry products. Brabantia's product lines are targeted to the middle to high end of the market. Brabantia develops and introduces new products every year.

                  In 1999 sales of Brabantia products represented approximately 44% of total sales of the Company. Historically, the return rate for Brabantia products is low. The Brabantia line of products is being marketed primarily by the Company's Chief Executive Officer and the President to specialty stores, catalogs, hardware stores, mass merchandising stores and discounters. The Company displays its products at the Chicago Houseware Show, the Gourmet Show, and other smaller regional shows.

Soehnle-Waagen - Scales

                  The Company and Soehnle-Waagen GmbH & Co. entered into an exclusive distribution agreement effective as of October 1, 1996. The agreement provides that IHW has the exclusive right to distribute Soehnle's products, consisting of a full line of bathroom scales in the United States and Canada. The agreement is renewable on an annual basis with no minimum sales or purchase requirements and can be cancelled by either party without penalty. Sales of Soehnle products represented approximately 8% of the total sales of the Company in 1999. The scales are being marketed in the same way as the Company markets its Brabantia line.

Other Products

                  IHW is the United States distributor of MAWA, and Foppa Pedretti products. MAWA, a German company, is the largest European manufacturer of metal clothes hangers. Foppa Pedretti, an Italian company, manufactures a full line of high-end wooden space saving efficient home furnishings. The marketing efforts for these product lines began in early 1999 and sales in 1999 were not material & are not expected to be material during 2000.

Ace Surgical Supply Co., Inc.

                  Ace, a wholly owned subsidiary purchased by the Company in October 1997, has distributed janitorial, dietary and medical supplies generally to Hospitals, nursing homes and assisted living facilities since 1974.

                  The products can be generally categorized as disposables and include branded and non-branded lines of wound dressing, incontinence products, dietary supplies, house keeping supplies and cleaning chemicals. These products are purchased by Ace from various sources, two of whom supply more than 10% of Ace's total purchases. Ace generally has more than one supplier for all of its products and usually keeps a 30-day supply of products in its inventory. Generally, Ace's customers have been customers of Ace for many years. Management believes that Ace allows its customers the convenience of purchasing many of its product needs from one source at a price that would not be higher than if such customers purchased the products from other distributors. Ace's sales for fiscal 1999 were approximately 46% of total sales.

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

Product Liability

                  The Company has product liability insurance of up to $1 million per incident. In July 1994, the Consumer Product Safety Commission (the "CPSC") requested that the Company provide it with information to allow the CPSC to determine whether any defect is present in the Company's pasta machine that it was producing and selling prior to June 30, 1997. The request from the CPSC was precipitated by a consumer claiming that she severed the tip of her finger while operating the Company's pasta machine. The CPSC has made a preliminary determination that the Pasta Express represents a "substantial product hazard" as that term is defined in the Consumer Product Safety Act. The Company has disputed this preliminary determination. The CPSC and the Company have agreed in principle on a Voluntary Corrective Action Plan whereby the Company, at its own expense, will offer consumers who purchased and still have the Company's Pasta Machine manufactured prior to August 1992, a newly revised plastic lid which provides a greater degree of sensitivity for the safety cut off switch. As of December 31, 1999 such voluntary corrective action plan was completed and the unused balance of a reserve to cover any additional cost to be incurred in completing the plan is no longer required.

                  Over the past years, the Company has received notice that several other consumers claimed to have suffered finger injuries while using the pasta machine. To date all the claims have been settled with no material effect on the Company's financial condition. The Company redesigned the lid of the pasta machine in August 1992, and has seen a decrease in the number of reported incidence of such injuries. The Company believes that this modification should minimize the possibility of such injury. The Company no longer markets or sells this product.

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


Employees

                  The Company has 29 employees. These include 15 people in administration, customer services and sales, 3 officers, and 11 people engaged in shipping and warehousing. The Company and Ace have entered into an agreement with United Production Workers Union, Local 17-18 under which agreement 5 employees receive certain health benefits and cost of living increases. This agreement terminates March 19, 2002.

ITEM 2.   PROPERTIES

                  The Company's executive offices and warehouse currently consist of approximately 28,800 square feet located at 170 53rd Street, Brooklyn, New York 11232 and is leased on a month to month basis from a company owned by the Company's principal stockholders who sold such building in April 1999 and terminated the Company's lease by the mutual consent of the parties. Rent expense, inclusive of real estate taxes and assessments, for 1999 was approximately $371,000. See "Certain Relationships and Related Transactions." Outside public warehouse space is utilized as needed. The Company believes that its executive offices and warehouse space are sufficient for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

                  Various lawsuits and claims have been instituted against the Company in the normal course of business. Based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the financial position or the results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted for the vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's Common Stock is listed for trading on the Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the fiscal quarters of 1999 and 1998. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                            Fiscal Year Ended        Fiscal Year Ended
                            December 31, 1998        December 31, 1999
                            High Bid  Low Bid        High Bid  Low Bid
                            -----------------        -----------------

COMMON STOCK (CRTV)
-------------------

First Quarter               $0.46875  $0.40625        $0.3750  $0.1250

Second Quarter              $0.40625  $0.34375        $0.1875  $0.1000

Third Quarter               $0.3750   $0.3125         $0.1250  $0.1000

Fourth Quarter              $0.3125   $0.2813         $0.3825  $0.09375

----------------------------

The closing bid price of the Common Stock on March 15, 2000 was $0.30.

           At March 15, 2000, there were in excess of 750 Shareholders. Holders of Common Stock are entitled to dividends, when, as, and if declared by the Board of Directors out of funds legally available therefore. The holders of the Common Stock may not receive dividends until the holders of the Preferred Stock receive all accrued but unpaid dividends. The Company has not paid any cash dividends on its Common Stock and, for the immediate future, intends to retain earnings, if any, to finance the development and expansion of its business.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

           The Company had an operating profit for the year ended December 31, 1999 of $56,000 compared to an operating profit of $93,000 (before an extraordinary gain of $188,000) for the year ended December 31, 1998. As of December 31, 1999 the Company had a working capital deficit of $6,038,000. The 1999 results were positively affected by greater sales by IHW, a strong dollar, and a downsizing in the amount of warehouse and administrative space being leased. The results of operation were negatively affected by a decrease in Ace's sales and the continued heavy interest burden of the notes payable which represented monies borrowed to support the now discontinued electrics business and loans payable from a financial institution.

           Management continues to believe that its decision to exit the small electric business and concentrate on distributing moderate to high-end non-electric European housewares is correct and will result in the Company increasing its profitability. Last year IHW experienced a solid growth in Brabantia sales and continued to distribute the products of other European companies in the United States. While management does not expect material sales this year from these other lines, it believes long term these new products can make meaningful contributions to both sales and profits. The Company continues to seek strategic partnerships with other manufacturers of high quality, unique and complementary houseware products.

           Ace experienced a decline in sales as a result of management's decision to give up certain low profit accounts and product lines to concentrate on implementing a long-term strategy to develop and offer higher margin and less competitive services and products.

The Company believes that it will be able to continue as a going concern and generate sufficient cash flow to meet its obligations as they come due. IHW has seen its sales platform for Brabantia steadily increase on a monthly basis, both in terms of the number of retail accounts and the number of items that these customers are carrying. The Company believes that there has been a positive reaction to the new lines, which the Company is introducing and the Company expects to add additional complementary lines in the future. The Company receives favorable terms from its suppliers, enjoys a satisfactory banking relationship with Century Business Credit Corporation (Century), and is continuing to look for ways to cut costs, reduce overhead, and operate more efficiently.

Liquidity and Capital Resources

           For the year ended December 31, 1999 ("fiscal 1999"), cash used in operating activities was $161,000. Cash of $96,000, was used in investing activities and cash of $319,000 was provided by financing activities. As a result, at December 31, 1999, cash increased by $62,000 to $63,000 compared to $1,000 at December 31, 1998. The Company had a negative working capital of $6,038,000 at December 31, 1999.

           Accounts payable and other liabilities increased to $4,980,000 at December 31, 1999 from $4,647,000 at December 31, 1998. This is attributable primarily to IHW taking advantage of an opportune buying situation and purchasing additional quantities of basic products.

           At December 31, 1999, the Company had $3,915,000 of notes outstanding to various individuals and shareholders of the Company. These loans bear interest at between 12%-18% per annum and of this amount $3,439,000 is due on demand and the remaining $476,000 is due in monthly installments through July 2003. Of these related party loans, $2,771,000 was guaranteed by certain stockholders of the Company.

           At December 31, 1999, the Company had a credit line with Century in the total amount of $3,000,000, which expires June 2001 and had a balance of $2,266,000 at December 31, 1999. The loans under this line are on a revolving credit basis based on asset availability. The Company pays an interest rate equal to the greater of 9% or the prime rate plus 2.5%. The Company also pays a minimum loan fee in the event that the closing daily unpaid balance is less than a certain amount. The Company paid a facility fee to obtain the line of credit and pays certain administrative fees. Century obtained a security interest in all the assets of the Company. The Company enjoys a satisfactory banking relationship with Century. A stockholder has given his limited personal guarantee for this loan. The Company is in technical default of certain non-monetary provisions of its loan and security agreement. The Company is negotiating to obtain a waiver from Century. See Note 8 of the notes to the financial statements for a more detailed description of this transaction.

           During May 1999, certain related party noteholders demanded payment of a portion of their notes from the Company. As the Company was unable to meet these demands, payments of principal of $685,000 and interest of $397,000 totaling $1,082,000 were made by the guarantors of these notes, $1,037,000 during the second quarter of 1999 and $45,000 during the fourth quarter of 1999. The Company delivered promissory notes to the guarantors in said amount with principal and interest at the rate of 12% per year due upon demand. The Company pledged all of the shares of Ace and IHW to the guarantors, subject to the prior security interest of the financial institution and the other noteholders.

           In addition, certain of these related party noteholders aggregating $1,180,000 agreed to restructure the terms of their notes and as a result, interest accrued in the amount of $233,000 was waived and principal in the amount of $187,000 was forgiven. The waived interest and principal forgiven totaling $420,000 has been recorded as a capital contribution. Principal and interest in the amount of $402,000 and $6,000 respectively, was paid as part of the $1,082,000 of payments made by the guarantors as described above and repayment of the remaining $591,000 of debt is being made in varying monthly installments over 48 months with interest at the rate of 12% per annum. During the year ended December31, 1999 principle payments related to these term loans aggregated $33,000. In addition the Company repaid $52,000 of loans from other related party noteholders. Also the Company borrowed an additional $200,000 from a related party which was repaid during the year.

Results of Operations

           The Company had net sales of approximately $14,929,000 in the fiscal year ended December 31, 1999 compared to net sales of approximately $15,263,000 for the fiscal year ended December 31, 1998. The decrease in sales was primarily the result of lower sales in Ace, which resulted from management's decision to give up certain low profit accounts and product lines.

           Selling, general and administrative expenses for Fiscal 1999 were $2,991,000, a decrease of $89,000 from fiscal 1998 expense of $3,080,000.
Warehousing costs also were lowered to $921,000 for fiscal 1999 from $1,173,000 in fiscal 1998. The decreases are attributable primarily to lower expenses associated with the Company's move into smaller office and warehouse space.

           Interest expense and financing costs in Fiscal 1999 were $928,000, an increase of $41,000 from the $887,000 incurred during Fiscal 1998. This increase is the result of the transactions and restructuring of the related party notes payable.

           Ending inventory at December 31, 1999 was $1,772,000 compared to $1,349,000 as of December 31, 1998. This increase in inventory is primarily the result of IHW making large purchases late in the year to take advantage of an opportune buying situation.

           The Company had an extraordinary gain from the forgiveness of debt in the amount of $188,000 for the year ended December 31, 1998.

           Due to the forgoing, the Company had net income of approximately $56,000 for fiscal 1999 compared to net income of $93,000 (before an extra ordinary gain of approximately $188,000) in fiscal 1998.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Pages F-1 through F-18.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

PART III.


ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The officers and directors of the Company are as follows:

                     Name                  Age    Title
                     ----                  ---    -----

                     David Guttmann        53     Chairman of the Board

                     Richard Helfman       53     Director and President of
                                                  the Company and IHW

                     David Selengut        44     Secretary

                     Lala Bessler          52     Director and President of Ace

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

         David Selengut has been Secretary of the Company since September 1987. Mr. Selengut has been an attorney with Ellenoff Grossman Schole & Cyruli LLP since May 1998, was a partner at the law firm of Bernstein and Wasserman LLP from June 1997 to April 1998 and was a partner at the law firm of Singer Zamansky LLP from May 1995 until April 1997. Those firms have acted as counsel to the Company with respect to certain matters. From May 1988 until April 1995, he was an Associate in the law firm of Neiman Ginsburg & Mairanz P.C., New York, New York.

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

         To the Company's knowledge, there were no delinquent 16(a) filers for transactions in the Company's securities during the year ended December 31, 1999.

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

                           SUMMARY COMPENSATION TABLE

                                    Annual                        Long-Term
                                    Compensation                  Compensation

                                                   Other Annual   Awards
Name and Principal         Year     Salary         Compensation   Options
Position                            ($)            ($)            (#)
David Guttmann,            1999     $143,160
Chief Executive Officer

                           1998     $106,333

                           1997     $122,596                      16,666(1)

Richard Helfman,           1999     $180,000

President

                           1998     $126,485                      250,000

                           1997     $147,115                      25,000(1)

Lala Bessler               1999     $117,625

                           1998     $116,406                      125,000

(1) Represents options previously granted with the exercise price lowered to $.44 on August 21, 1997.


                              OPTION GRANTS IN 1999

                                      None


       AGGREGATED OPTION EXERCISES IN 1999 AND FOR YEAR-END OPTION VALUES



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


 ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1999, certain information as to the stock ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, by each director of the Company who owns any shares, and by all officers and directors as a group. This table includes the shares of 1997 Preferred Stock which have the right to cast 1000 votes per share of 1997 Preferred Stock.

                                                                Percentage of
Name of Beneficial             Number of Shares of               Class as of
     Owner                    Common Stock Owned (1)          December 31, 1998
------------------            ----------------------          -----------------

Bonnie Septimus (2)                 2,715,164                       49.8%
72 Lord Avenue
Lawrence, NY

David Guttmann  (3)                 2,883,738                       52.6%
170 53rd Street
Brooklyn, NY

Richard Helfman (4)                   297,777                        6.7%
170 53rd Street
Brooklyn, NY

Lala Bessler (5)                      135,046                        3.2%
170 53rd Street
Brooklyn, NY

All officers and
directors as a
group (4 persons)(6)                3,316,561                       56.4%

(1) Except as otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the persons named.

(2) A portion of the Common Stock is owned by Mrs. Septimus as nominee for certain members of her family and shares owned by her husband, as to which she disclaims beneficial interest of. Also includes shares of Common Stock issuable upon conversion of 1996-A Preferred Stock and 1,324.5 shares of 1997 Preferred Stock, which represents the right to 1,324,500 votes.

(3) A portion of the Common Stock is currently being held by Mr. Guttmann as nominee for certain members of his immediate family. Includes 16,666 shares issuable upon exercise of stock options. Also includes shares of Common Stock issuable upon conversion of 1996 and 1996-A Preferred Stock and of 1,357 shares of 1997 Preferred Stock, which represents the right to 1,357,000 votes.

(4)      Includes 275,000 shares underlying immediately exercisable options.

(5) Includes 125,000 shares underlying immediately exercisable options and 2,190 shares owned by her husband as to which she disclaims beneficial interest of.

(6)      Includes the shares described in footnotes (3), (4) and (5) above.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Barry Septimus and David Guttmann personally guaranteed certain indebtedness of the Company in the amount of $2,771,000 as of December 31, 1999. Payments by these individuals during 1999 amounted to $1,082,000 under their guarantee.

         The Company's executive offices and warehouse at 170 53rd Street, Brooklyn, NY are leased on a month to month basis at a cost of $13,200 per month inclusive of real estate taxes from a Company owned by the Company's principal stockholders. During April 1999 the lessor sold the building previously leased by the Company and terminated the lease by the mutual consent of the parties. As an inducement for the Company canceling its lease the lessor agreed to assume fixed assets aggregating $135,000 in satisfaction of certain obligations aggregating $135,000 and to reimburse the Company for any costs associated with its relocation which amounted to approximately $87,000 at December 31,

1999. Rent and expenses inclusive of real estate taxes for the Brooklyn facility for 1999 was $355,000.

         In December 1996, the Company obtained a line of credit from Century Business Credit Corporation ("Century"). David Guttmann guaranteed up to $1,000,000 of the Company's and its subsidiaries' obligations to Century. See "Management's Discussion and Analysis or Plan of Operation" for a description.



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

           (W) 1998 Stock Option Plan incorporated by reference to Appendix A to the Proxy Statement for the 1998 Shareholders' meeting.

A)       Exhibits

                Exhibit 27. Financial Data Schedule

B)       REPORTS ON FORM 8-K

                The registrant did not file reports on form 8-K during the year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CREATIVE TECHNOLOGIES CORP.

                                               By:
                                                  Richard Helfman, President


Dated: April 13, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



--------------------------     Chairman of the Board
David Guttmann                      of Directors
                                    April 13, 2000


--------------------------     President, Director and
Richard Helfman                     Chief Financial Officer
                                    April 13, 2000


--------------------------     Director
Lala Bessler                         April 13, 2000

CREATIVE TECHNOLOGIES CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









INDEPENDENT AUDITOR'S REPORT                                          F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet                                                      F-2
   Statement of Operations                                            F-3
   Statement of Changes in Stockholders' Deficiency                   F-4
   Statement of Cash Flows                                            F-5
   Notes to Consolidated Financial Statements                      F-6 - F-17

INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Creative Technologies Corp.


We have audited the accompanying consolidated balance sheet of Creative Technologies Corp. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Technologies Corp. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 10, 2000

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


DECEMBER 31, 1999
-------------------------------------------------------------------------------------------------------
ASSETS (Note 8)

Current Assets:
  Cash (Note 1)                                                                                  63,000
  Accounts receivable - net of allowance for doubtful accounts and rebates of $386,000
   (Notes 1, 2 and 8)                                                                         3,170,000
  Inventories (Notes 1 and 8)                                                                 1,772,000
  Prepaid expenses and other current assets (Note 8)                                            278,000
-------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                    5,283,000

Fixed Assets - less accumulated depreciation of $23,000 (Notes 1, 3 and 8)                      107,000

Other Assets (Note 1)                                                                           816,000
-------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                        $   6,206,000
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Loans payable - financial institution (Notes 1 and 8)                                   $   2,266,000
  Notes payable - related parties (Notes 1, 8 and 11)                                         3,439,000
  Accounts payable and accrued expenses (Notes 1 and 5)                                       4,980,000
  Due to related party (Note 8)                                                                 636,000
-------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                              11,321,000

Notes Payable - related parties (Notes 1 and 8)                                                 476,000

Subordinated Note Payable - affiliate (Note 8)                                                  400,000
-------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                      12,197,000
-------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 7, 8 and 10)

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
 liquidation value $3,500,000) (Note 4)                                                         351,000
-------------------------------------------------------------------------------------------------------
Stockholders' Deficiency:
  Preferred stock - $.01 par value; authorized 5,000,000 shares:
    10,000 shares of convertible stock designated as 1996 preferred stock -
     $1,000 stated value; issued and outstanding 600 shares (liquidation
     value $600,000) (Note 4)                                                                   600,000
    10,000 shares of convertible stock designated as 1996-A preferred stock -
     $1,000 stated value; issued and outstanding 1,170 shares (liquidation value
     $1,170,000) (Note 4)                                                                     1,170,000
  Common stock - $.09 par value; authorized 20,000,000 shares, issued and
   outstanding 4,127,000 shares                                                                 371,000
  Additional paid-in capital                                                                  8,649,000
  Accumulated deficit                                                                       (17,132,000)
-------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' DEFICIENCY                                                               (6,342,000)
-------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $   6,206,000
=======================================================================================================

          The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31,                                                  1998                 1999
--------------------------------------------------------------------------------------------------
Net sales (Notes 1 and 2)                                         $15,263,000          $14,929,000

Cost of sales                                                      10,030,000           10,033,000
--------------------------------------------------------------------------------------------------
Gross profit                                                        5,233,000            4,896,000
--------------------------------------------------------------------------------------------------
Operating expenses:
  Selling, general and administrative                               3,080,000            2,991,000
  Warehousing costs                                                 1,173,000              921,000
  Interest expense and financing costs (Note 8)                       887,000              928,000
--------------------------------------------------------------------------------------------------
                                                                    5,140,000            4,840,000
--------------------------------------------------------------------------------------------------
Income before extraordinary item                                       93,000               56,000
--------------------------------------------------------------------------------------------------
Extraordinary item - gain on debt forgiveness (Note 8)                188,000                  -
--------------------------------------------------------------------------------------------------
Net income                                                            281,000               56,000

Less undeclared dividends on preferred stock                         (632,000)            (632,000)
--------------------------------------------------------------------------------------------------
Net loss applicable to common shares                              $  (351,000)         $  (576,000)
==================================================================================================
Per common share - basic and diluted (Note 1):
  Loss before extraordinary item                                  $      (.13)         $      (.14)
  Extraordinary item                                                      .04                  -
--------------------------------------------------------------------------------------------------
Net loss                                                          $      (.09)         $      (.14)
==================================================================================================
Weighted-average number of shares                                   4,117,000            4,127,000
==================================================================================================

          The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, 1998 AND 1999
-----------------------------------------------------------------------------------------------------
                                               1996              1996-A
                                          PREFERRED STOCK    PREFERRED STOCK        COMMON STOCK
                                          NUMBER             NUMBER                NUMBER
                                         OF SHARES  AMOUNT  OF SHARES   AMOUNT    OF SHARES   AMOUNT
-----------------------------------------------------------------------------------------------------
Balance at January 1, 1998                 600     $600,000   1,170   $1,170,000  3,997,000  $359,000

Issuance of common stock for services       -          -        -          -        130,000    12,000

Increase in carrying value of 1997-A
 preferred stock issued in connection
 with acquisition                           -          -        -          -           -          -

1997-A preferred stock dividend accrued     -          -        -          -           -          -

Net income for the year ended
 December 31, 1998                          -          -        -          -           -          -
-----------------------------------------------------------------------------------------------------

Balance at December 31, 1998               600      600,000   1,170   1,170,000   4,127,000   371,000

Increase in carrying value of 1997-A
 preferred  stock issued in connection
 with acquisition                           -          -        -          -           -          -

1997-A preferred stock dividend accrued     -          -        -          -           -          -

Capital contribution arising from
 restructuring of related party debt
 (Note 8)                                   -          -        -          -           -          -

Net income for the year ended
 December 31, 1999                          -          -        -          -           -          -
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1999               600     $600,000   1,170  $1,170,000   4,127,000  $371,000
=====================================================================================================

YEARS ENDED DECEMBER 31, 1998 AND 1999
---------------------------------------------------------------------------------

                                          ADDITIONAL
                                            PAID-IN     ACCUMULATED
                                            CAPITAL       DEFICIT        TOTAL
---------------------------------------------------------------------------------
Balance at January 1, 1998                 $9,103,000  $(17,469,000)  $(6,237,000)

Issuance of common stock for services          44,000         -            56,000

Increase in carrying value of 1997-A
 preferred stock issued in connection
 with acquisition                             (35,000)        -           (35,000)

1997-A preferred stock dividend accrued      (420,000)        -          (420,000)

Net income for the year ended
 December 31, 1998                               -          281,000       281,000
---------------------------------------------------------------------------------

Balance at December 31, 1998                8,692,000   (17,188,000)   (6,355,000)

Increase in carrying value of 1997-A
 preferred  stock issued in connection
 with acquisition                             (43,000)        -           (43,000)

1997-A preferred stock dividend accrued      (420,000)        -          (420,000)

Capital contribution arising from
 restructuring of related party debt
 (Note 8)                                     420,000         -           420,000

Net income for the year ended
 December 31, 1999                                -          56,000        56,000
---------------------------------------------------------------------------------
Balance at December 31, 1999               $8,649,000  $(17,132,000)  $(6,342,000)
=================================================================================

          The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31,                                                                    1998                 1999
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $  281,000           $   56,000
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                        86,000               42,000
    Amortization of goodwill                                                             32,000               35,000
    Debt forgiveness                                                                   (188,000)                -
    Shares issued for services                                                           56,000                 -
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                        397,000             (295,000)
      Decrease (increase) in inventories                                                761,000             (423,000)
      Increase in prepaid expenses and other current assets                              (3,000)            (101,000)
      Increase (decrease) in accounts payable and accrued expenses                   (1,636,000)             525,000
--------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN OPERATING ACTIVITIES                                         (214,000)            (161,000)
--------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities - acquisition of fixed assets                   (11,000)             (96,000)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net repayments of loans payable - financial institution                               (65,000)             (17,000)
  Repayment of loans payable - bank                                                     (12,000)                -
  Proceeds from notes payable - related parties                                         310,000              200,000
  Repayment of notes payable - related parties                                         (391,000)            (285,000)
  Proceeds from related party                                                           368,000              790,000
  Repayment to related party                                                               -                (369,000)
--------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                      210,000              319,000
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                         (15,000)              62,000
Cash at beginning of year                                                                16,000                1,000
--------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                  $    1,000           $   63,000
====================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                             $  594,000           $  976,000
====================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Payments of $685,000 of principal and $397,000 of interest to noteholders
  by guarantors on behalf of the Company                                                   -              $1,082,000
====================================================================================================================
Note issued to guarantors                                                                  -              $1,082,000
====================================================================================================================
Restructuring of related party debt including interest of $233,000                         -              $  420,000
====================================================================================================================
Net fixed assets transferred to a related party in satisfaction of certain
 obligations                                                                               -              $  135,000
====================================================================================================================

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

The Company has a working capital deficiency of $6,038,000, a stockholders' deficiency of $6,342,000 and is in default of certain provisions of a loan and security agreement as of December 31, 1999. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due which management believes it will be able to do. Management believes that there are positive sales momentum being generated by products sold pursuant to the distribution agreements referred to in Note 7. The Company will continue to negotiate increased bank credit availability referred to in Note 8. In addition, cost-cutting measures to reduce overhead are continuing.

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiary, IHW, Inc. ("IHW") and IHW's wholly owned subsidiary, Ace Surgical Supply Co., Inc. ("Ace") which IHW acquired from CTC on November 15, 1999. All material intercompany balances and transactions have been eliminated in consolidation.

Depreciation of fixed assets is provided for by the straight-line method over the estimated useful lives of the related assets.

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

The Company employs the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial statement amounts at year-end). The Company provides a valuation allowance that reduces deferred tax assets to their estimated net realizable value based on an evaluation of the likelihood of the realization of those tax benefits.

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

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Net loss per common share is based on the net income reduced by the cumulative dividend requirements on preferred stock of $632,000 for each of the years ended December 31, 1998 and 1999 divided by the weighted-average number of common shares outstanding.

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

Goodwill aggregating $794,000 at December 31, 1999 arising from business acquisitions accounted for under the purchase method is being amortized over 25 years using the straight-line method and is included in other assets.

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

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which were issued in June 1997. Adoption of SFAS Nos. 130 and 131 had no impact on the Company's consolidated financial position, results of operation or cash flows.

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

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2. CONCENTRATION OF CREDIT RISK:

Three customers comprised approximately 38% of the Company's accounts receivable at December 31, 1999, and one of these customers comprised approximately 19% of sales for the year then ended. Such sales have been reported in the small household products business segment.


3. FIXED ASSETS:

Fixed assets are comprised of the following:

                                                            Estimated
                                                           Useful Life
----------------------------------------------------------------------

Equipment                                   $  77,000          7 years
Furniture and fixtures                         53,000     5 to 7 years
----------------------------------------------------------------------
                                              130,000
Less accumulated depreciation                  23,000
----------------------------------------------------------------------

                                             $107,000
======================================================================


4. PREFERRED STOCK:

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

Cumulative unpaid 1997-A Preferred Stock dividends aggregated $916,000 at December 31, 1999.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

(iv)     liquidation preferences of $1,000 per preferred share; and

(v)      no voting rights.

The Company, at its option, has the right to redeem all or any portion of the 1996 Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to June 1, 2000, as amended.

Management intends to satisfy the cumulative unpaid 1996 Preferred Stock dividends which aggregated $258,000 at December 31, 1999 through the issuance of securities of the Company.

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

Management intends to satisfy the cumulative unpaid 1996-A Preferred Stock dividends which aggregated $464,000 at December 31, 1999 through the issuance of securities of the Company.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The following are included in accounts payable and accrued expenses at December 31, 1999:


Accounts payable                                         $3,079,000
Interest                                                    271,000
Dividends on 1997-A preferred stock                         916,000
Other accrued expenses                                      714,000
-------------------------------------------------------------------
                                                         $4,980,000
===================================================================

6. CAPITAL STOCK:

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

Stock option activity under the 1993 Plan and the 1998 Plan is summarized as follows:

Year ended December 31,                   1998                     1999
-----------------------------------------------------------------------------
                                               Weighted-             Weighted-
                                                Average               Average
                                               Exercise               Exercise
                                   Shares        Price      Shares      Price
-----------------------------------------------------------------------------
Options outstanding at
 beginning of year                 149,994      $ 2.10      724,994    $ .57
Granted                            580,000      $  .28          -        -
Expired and canceled                (5,000)     $12.75      (11,666)   $9.93
-----------------------------------------------------------------------------
Options outstanding at end
 of year                           724,994      $  .57      713,328    $ .42
=============================================================================
Options exercisable at end
 of year                           721,660      $  .57      713,328    $ .42
=============================================================================
Weighted-average fair value of
 options granted during the year   580,000      $  .28          -        -
=============================================================================

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following table presents information relating to stock options outstanding at December 31, 1999:

                             Options Outstanding         Options Exercisable
-------------------------------------------------------------------------------
                                          Weighted-
                          Weighted-        Average                  Weighted-
                           Average        Remaining                  Average
 Range of                 Exercise      Contractual                  Exercise
Exercise Price   Shares    Price       Life in Years     Shares      Price
-------------------------------------------------------------------------------
$  .28          575,000    $  .28           3.92        575,000      $  .28
$  .44          116,663    $  .44           2.60        116,663      $  .44
$ 2.06           16,666    $ 2.06           3.44         16,666      $ 2.06
$ 7.50            1,667    $ 7.50            .49          1,667      $ 7.50
$11.63            3,332    $11.63           4.40          3,332      $11.63
-------------------------------------------------------------------------------
                713,328                     3.68        713,328
===============================================================================

As of December 31, 1999, 28,339 and 175,000 options are available for future grant under the 1993 and 1998 Plans, respectively. Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, net income in 1998 would have been $177,000 or ($.11) per share. No options were granted during the year ended December 31, 1999.

The fair value of options granted (which is amortized to expense over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1998:

Expected life of options                                             5 years
============================================================================
Risk-free interest rate                                                  4.5%
============================================================================
Expected volatility of Creative Technologies, Inc.                        73%
============================================================================
Expected dividend yield on Creative Technologies, Inc.                     -
============================================================================

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

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At December 31, 1999, shares of common stock were reserved for issuance upon exercise of warrants as follows:

   Number of            Exercise
Shares Reserved          Price                    Expiration Date
-------------------------------------------------------------------------------

 1,481 (a)               $12.00          May 1, 2000 through August 1, 2000
13,703 (a)               $12.00          April 1, 2000
16,667 (b)               $ 5.46          August 22, 2000
-------------------------------------------------------------------------------

(a)      Issued in 1995 in connection with a financing.

(b)      Issued in 1995 in connection with a series of private placements.

During the year ended December 31, 1998, the Company issued 130,000 shares of common stock (valued at $56,000) as consideration for services performed on behalf of the Company which is reflected in the financial statements as part of selling, general and administrative expenses in the consolidated statement of operations.

7. COMMITMENTS AND CONTINGENCIES:

During April 1999, the office and warehouse space which the Company leased from a related party was sold and its lease was terminated by the mutual consent of the parties. In addition, Ace's guarantee of a $2,400,000 bond issued in connection with the office and warehouse facility has been terminated as a part of the sale transaction.

As an inducement to the Company for canceling its lease, the related party agreed to assume fixed assets aggregating $135,000 in satisfaction of certain obligations aggregating $135,000 and to reimburse the Company for any costs associated with the Company's relocation, the costs of which amounted to approximately $87,000 during the year ended December 31, 1999.

The Company is currently leasing office and warehousing space from the related party on a month-to-month basis at a cost of $13,200 per month inclusive of real estate taxes. Rent and other expenses charged to operations for office and warehouse space aggregate $371,000 and $750,000 in 1999 and 1998, respectively.

The Company has distribution agreements with manufacturers of household products which require the Company to make specified minimum purchases, aggregating $3,375,000 per year through December 31, 2000. This agreement which grants the Company exclusive distribution rights automatically renews provided that all conditions are being met.

8. NOTES PAYABLE AND RELATED PARTY TRANSACTIONS:

During May 1999, certain related party noteholders demanded payment of a portion of their notes from the Company. As the Company was unable to meet these demands, payments of principal of $685,000 and interest of $397,000 totaling $1,082,000 were made by the guarantors of these notes, $1,037,000 during the second quarter of 1999 and $45,000 during the fourth quarter of 1999. The Company delivered promissory notes to the guarantors in said amount with

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

principal and interest at the rate of 12% per year due upon demand. The Company pledged all of the shares of Ace and IHW to the guarantors, subject to the prior security interest of the financial institution and the other noteholders.

In addition, certain of these related party noteholders whose notes aggregated $1,180,000 agreed to restructure the terms of their notes and as a result, interest accrued in the amount of $233,000 was waived and principal in the amount of $187,000 was forgiven. The waived interest and principal forgiven totaling $420,000 has been recorded as a capital contribution. Principal and interest in the amount of $402,000 and $6,000 respectively, was paid as part of the $1,082,000 of payments made by the guarantors as described above and repayment of the remaining $591,000 of debt is being made in varying monthly installments over 48 months with interest at the rate of 12% per annum. During the year ended December 31, 1999 principal payments related to these term loans aggregated $33,000. In addition, the Company repaid $52,000 of loans from other related party noteholders. Also the Company borrowed an additional $200,000 from a related party which was repaid during the year.

At December 31, 1999, the Company had outstanding related party notes totaling $3,915,000 payable as follows:

Year ending December 31,

        2000                                     $3,439,000
        2001                                        146,000
        2002                                        212,000
        2003                                        118,000
-----------------------------------------------------------
                                                  3,915,000
Current portion                                   3,439,000
-----------------------------------------------------------
                                                 $  476,000
===========================================================

Of the $3,915,000 of related party notes, $3,174,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party noteholders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,771,000 are personally guaranteed by certain stockholders of the Company.

At December 31, 1999, the Company owed $2,266,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000 as defined. This agreement expires in June 2001. The loan is collateralized by substantially all the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8.50% at December 31, 1999) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

At December 31, 1999, the Company was not in compliance with certain provisions of the agreement, which have been waived by the financial institution.

In addition, at December 31, 1999, the Company was in default of other provisions of the loan and security agreement. The Company is attempting to obtain a waiver from the financial institution. Prior to granting such waiver, the financial institution has requested certain documents each in form and substance satisfactory to the financial institution. The Company is attempting to satisfy the requirements imposed by the financial institution. One of the remedies upon the occurrence of an event of default is to demand immediate repayment of the debt and terminate the loan and security agreement.

At December 31, 1999, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At December 31, 1999, the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into office and warehousing space at the same location. In addition, the Company also owed this entity an additional $140,000 for net advances received from them. Interest on these obligations are payable at the rate of 12% per annum.

Included in prepaid expenses and other current assets at December 31, 1999 is an amount due from a related party aggregating $118,133.

During March 1996, the Company and a bank entered into an agreement for the repayment of debt owed by the Company to the bank. As part of this agreement the Company issued to the bank a noninterest-bearing note in the amount of $200,000 payable March 11, 1998. During November 1998, the bank agreed to accept approximately $12,000 in full payment of this note.

The gain on settlement of debt in the amount of $188,000 which occurred during November 1998, as described above, is shown as an extraordinary item in the statement of operations for the year ended December 31, 1998. No provision for income taxes is reflected on this transaction due to net operating loss carryforwards available to the Company from prior years.

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two related parties, a principal stockholder and the spouse of a principal stockholder of the Company. During 1998 and 1999, $120,000 was charged to operations for each of these individuals.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9. INCOME TAXES:

The major deferred tax asset (liability) items at December 31, 1999 are as follows:

Net operating loss carryforwards                              $ 8,265,000
Provision for doubtful accounts                                   (29,000)
Depreciation of fixed assets                                        6,000
Amortization of goodwill                                           27,000
-------------------------------------------------------------------------
       TOTAL DEFERRED TAX ASSETS                                8,269,000

Valuation allowance                                            (8,269,000)
-------------------------------------------------------------------------
       NET DEFERRED TAX ASSETS                                $   - 0 -
=========================================================================

The difference between the tax provision (benefit) and the amount that would be computed by applying the statutory federal income tax rate to income before provision for taxes and extraordinary item is attributable to the following:

December 31,                                           1998          1999
-------------------------------------------------------------------------
Income tax provision at 34%                        $ 32,000    $   19,000
State and local income tax provision - net of
 federal tax effect                                   7,000         5,000
Utilization of net operating loss carryforwards     (97,000)     (140,000)
Other                                                58,000       116,000
-------------------------------------------------------------------------
                                                   $ - 0 -     $  - 0 -
=========================================================================

The Company's net operating loss carryforwards for income tax reporting purposes aggregate approximately $16,896,000 with the following expiration dates:
$6,672,000 in year 2010, $7,129,000 in year 2011, and the remaining balance of $3,095,000 in year 2012.

10. PRODUCT LIABILITY AND LITIGATION:

The Company has received notice that several consumers claim to have suffered finger injuries while using one of the Company's appliance products. The Company's product liability insurance carrier covers all but one of the claims. The Company denied any wrongdoing with respect to this claim and during July 1999, reached a settlement with the claimant for an amount that did not have a material effect on the Company's financial position, results of operations or cash flows.

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

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. RETIREMENT PLAN:

A subsidiary of the Company maintains a 401(k) self-directed retirement plan covering its eligible employees, as defined. There were no contributions made during the year ended December 31, 1999. An officer serves as trustee of the plan. At December 31, 1999, the Company has outstanding loans from the plan aggregating approximately $200,000 due on demand with interest payable monthly at 12%.

12. OTHER MATTERS:

The Company purchases substantially all of its small household finished goods from suppliers in the Netherlands and Germany and its medical, janitorial and dietary finished goods from suppliers in the United States.

13. BUSINESS SEGMENTS:

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following tables summarize these segments for the years ended December 31, 1998 and 1999:

Year ended December 31, 1998
-----------------------------------------------------------------------------------------
                                      Medical,
                                     Janitorial
                           Small        and
                         Household    Dietary
                         Products    Products     Corporate    Eliminations  Consolidated
-----------------------------------------------------------------------------------------
Sales to
 unaffiliated
 customers              $7,454,000   $7,809,000        -             -        $15,263,000
Intersegment sales          11,000         -           -        $ (11,000)         -
-----------------------------------------------------------------------------------------
Total sales             $7,465,000   $7,809,000        -        $ (11,000)    $15,263,000
=========================================================================================
Operating profit
 (loss)                 $  464,000   $  947,000   $(431,000)         -        $   980,000
Interest expense          (610,000)    (277,000)       -             -           (887,000)
-----------------------------------------------------------------------------------------
Profit (loss) before
 extraordinary item
 and provision for
 income taxes           $ (146,000)  $  670,000   $(431,000)         -        $    93,000
=========================================================================================
Extraordinary item -
 gain on settlement
 of debt                $  188,000         -           -             -        $   188,000
=========================================================================================
Depreciation and
 amortization of
 fixed assets           $   66,000   $   20,000        -             -        $    86,000
=========================================================================================
Amortization of
 intangibles                  -            -      $  32,000          -        $    32,000
=========================================================================================
Capital expenditures    $    4,000   $    7,000        -             -        $    11,000
=========================================================================================
Identifiable assets
 at December 31,
 1998                   $2,315,000   $3,512,000   $ 482,000     $(868,000)    $ 5,441,000
=========================================================================================

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Year ended December 31, 1999
------------------------------------------------------------------------------------
                                      Medical,
                                     Janitorial
                           Small        and
                         Household     Dietary
                         Products     Products    Corporate  Eliminations   Consolidated
----------------------------------------------------------------------------------------
Sales to
 unaffiliated
 customers              $8,137,000   $6,792,000        -           -         $14,929,000
Intersegment sales           2,000        -            -      $  (2,000)          -
----------------------------------------------------------------------------------------
Total sales             $8,139,000   $6,792,000        -      $  (2,000)     $14,929,000
========================================================================================
Operating profit
 (loss)                 $  729,000   $  695,000   $(440,000)       -         $   984,000
Interest expense          (701,000)    (227,000)       -           -            (928,000)
----------------------------------------------------------------------------------------
Profit (loss) before
provision for income
 taxes                  $   28,000   $  468,000   $(440,000)       -         $    56,000
========================================================================================
Depreciation and
 amortization of
 fixed assets           $   31,000   $   11,000        -           -         $    42,000
========================================================================================
Amortization of
 intangibles                 -       $   35,000        -           -         $    35,000
========================================================================================
Capital expenditures    $   96,000        -            -           -         $    96,000
========================================================================================
Identifiable assets
 at December 31,
 1999                   $3,329,000   $3,065,000   $ 484,000   $(672,000)     $ 6,206,000
========================================================================================