Form 10QSB
period 2000-03-31
CREATIVE TECHNOLOGIES CORP
filed 2000-05-18
CIK 785321

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended:                                          March 31, 2000

Commission File Number: 0-15754


                          CREATIVE TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NEW YORK                                             11-2721083
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
 Incorporation of organization)                         Identification Number)


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

                 YES  [X]              NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09                             4,127,444
-----------------------------                  -------------------------------
   (Title of each class)                       (Outstanding at March 31, 2000)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX




PART I  - FINANCIAL INFORMATION                                        PAGE

Item 1.   Condensed Consolidated Financial Statements


   Balance Sheet as at March 31, 2000 and December 31, 1999              3

   Statement of Operations
       For the Three Months ended
       March 31, 2000 and March 31, 1999                                 4

   Statement of Stockholders' Deficiency
       For the Three Months ended March 31, 2000                         5

   Statement of Cash Flows
       For the Three Months ended
       March 31, 2000 and March 31, 1999                                 6

   Notes to Condensed Consolidated Financial Statements             7 - 13

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            14 - 16


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              17

   Signatures                                                           18

   Exhibit 27                                                           19

          Financial Data Schedule

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000

                                                                                     March 31,      December 31,
                                                                                       2000             1999
                                                                                   ------------    ------------
Assets                                                                              Unaudited        Audited
Current assets:
  Cash                                                                             $      1,000    $     63,000
  Accounts receivable-net                                                             3,115,000       3,170,000
  Inventories                                                                         1,877,000       1,772,000
  Prepaid expenses and other current assets                                             269,000         278,000
                                                                                   ------------    ------------
                  Total current assets                                                5,262,000       5,283,000

Fixed assets - less accumulated depreciation of $28,000 and $23,000 respectively        102,000         107,000
Other assets                                                                            806,000         816,000
                                                                                   ------------    ------------
                  Total Assets                                                     $  6,170,000    $  6,206,000
                                                                                   ============    ============

Liabilities and Stockholders' Deficiency
Current liabilities:
   Loans payable - financial institution                                           $  3,057,000    $  2,266,000
   Notes payable-others                                                               1,082,000            --
   Notes payable - related parties                                                    2,359,000       3,439,000
   Accounts payable and accrued expenses                                              4,246,000       4,980,000
   Due to related party                                                                 621,000         636,000
                                                                                   ------------    ------------
                  Total current liabilities                                          11,365,000      11,321,000

Notes payable related parties                                                           448,000         476,000
Subordinated note payable - affiliate                                                   400,000         400,000
                                                                                   ------------    ------------
                  Total liabilities                                                  12,213,000      12,197,000
                                                                                   ------------    ------------

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000)                                                         363,000         351,000
                                                                                   ------------    ------------
Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares:
     10,000 shares of convertible stock designated as 1996 preferred stock -
     $1,000 stated value; issued and outstanding 600 shares (liquidation
     value $600,000)                                                                    600,000         600,000
     10,000 shares of convertible stock designated as 1996-A preferred stock -
     $1,000 stated value; issued and outstanding 1,170 shares (liquidation
     value $1,170,000)                                                                1,170,000       1,170,000
    Common Stock - $.09 par value; authorized 20,000,000 shares, issued and
      outstanding 4,127,000 shares                                                      371,000         371,000
    Additional paid-in capital                                                        8,532,000       8,649,000
    Accumulated deficit                                                             (17,079,000)    (17,132,000)
                                                                                   ------------    ------------
                  Stockholders' deficiency                                           (6,406,000)     (6,342,000)
                                                                                   ------------    ------------
                  Total Liabilities and Stockholders' Deficiency                   $  6,170,000    $  6,206,000
                                                                                   ============    ============


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        1999           2000
                                                    -----------    -----------
Net Sales                                           $ 3,393,000    $ 3,566,000

Cost of sales                                         2,138,000      2,218,000
                                                      ---------      ---------

Gross profit                                          1,255,000      1,348,000
                                                      ---------      ---------
Operating expenses:
     Selling, general and administrative expenses       715,000        845,000
     Warehousing expense                                298,000        220,000
     Interest expense and financing costs               235,000        230,000
                                                        -------        -------

                                                      1,248,000      1,295,000
                                                      ---------      ---------

Net income                                                7,000         53,000

Less undeclared dividends on preferred stock           (158,000)      (158,000)
                                                       --------       --------

Net loss applicable to common shares                $  (151,000)   $  (105,000)
                                                    ===========    ===========

Per common share - basic & diluted

   Net loss                                         $      (.04)   $      (.03)
                                                    ===========    ===========

Weighted average number of shares                     4,127,000      4,127,000
                                                    ===========    ===========


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31,2000
                                   (Unaudited)


                                                   1996                         1996-A
                                               Preferred Stock             Preferred Stock                 Common Stock
                                            Number                        Number                        Number
                                          of shares       Amount        of Shares     Amount           of Shares      Amount
                                          ---------       ------        ---------     ------           ---------      ------
Balance at January 1, 2000                600             $600,000      1,170         $1,170,000       4,127,000      $371,000

Increase in carrying value of
1997-A preferred stock issued
in connection with acquisition

1997-A preferred stock
dividend accrued

Net income for the period



Balance at March 31, 2000                 600             $600,000      1,170         $1,170,000       4,127,000      $371,000
                                          ===             ========      =====         ==========       =========      ========


                                        Additional
                                        Paid-in          Accumulated
                                        Capital          Deficit              Total
                                        -------          -------              -----
Balance at January 1, 2000             $8,649,000       $(17,132,000)      $(6,342,000)

Increase in carrying value of                                                  (12,000)
1997-A preferred stock issued             (12,000)
in connection with acquisition

1997-A preferred stock
dividend accrued                         (105,000)                            (105,000)

Net income for the period                                     53,000            53,000


Balance at March 31, 2000              $8,532,000       $(17,079,000)      $(6,406,000)
                                       ==========       =============      ============



See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                            1999        2000
                                                                         ---------    ---------
Cash flows from operating activities:
   Net income                                                            $   7,000    $  53,000
   Adjustments to reconcile net income
   to net cash used in operating activities:
       Depreciation                                                         19,000        5,000
       Amortization of goodwill                                              9,000        9,000
Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                           (66,000)      55,000
      (Increase) decrease in inventories                                   407,000     (105,000)
      Decrease (increase) in prepaid expenses and other current assets     (55,000)      10,000
      Decrease in accounts payable and accrued expenses                   (663,000)    (839,000)
      (Decrease) increase in due to related party                          120,000      (15,000)
                                                                         ---------    ---------

Net cash used in operating activities                                     (222,000)    (827,000)
                                                                         ---------    ---------


Cash flows from financing activities:
  Net proceeds of loans payable - financial institution                     31,000      791,000
  Proceeds from notes payable                                              200,000         --
  Repayment of notes payable                                                (5,000)     (26,000)
                                                                         ---------    ---------

Net cash provided by financing activities                                  226,000      765,000
                                                                         ---------    ---------

Net (decrease) increase in cash                                              4,000      (62,000)

Cash at beginning of period                                                  1,000       63,000
                                                                         ---------    ---------

Cash at end of period                                                    $   5,000    $   1,000
                                                                         =========    =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                                            $  98,000    $ 176,000
                                                                         =========    =========
      Income Taxes                                                            --      $   8,000
                                                                         =========    =========


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note - A   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Creative Technologies Corp. ("CTC") and Subsidiary (collectively the "Company") are engaged in importing and marketing small household products (principally to specialty and discount stores, catalogues and other retailers) and medical, janitorial and dietary products to hospitals and other healthcare facilities.

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

Note - B   Notes Payable and Related Party Transactions

At March 31, 2000, the Company had outstanding related party notes payable totaling $2,807,000 as follows:

                 Twelve Months Ended
                 March 31,                 Amount

                   2001                  $2,359,000
                   2002                     162,000
                   2003                     229,000
                   2004                      57,000
                                         ----------
                                          2,807,000
                   Current Portion        2,359,000
                                         ----------
                                         $  448,000
                                         ==========

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Of this amount, $2,066,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,751,000 are personally guaranteed by certain stockholders of the Company.

At March 31, 2000 the Company had outstanding notes to others totaling $1,082,000 which bear interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holders of these notes, subject to the prior security interest of the financial institution and other noteholders.

At March 31, 2000, the Company owed $3,057,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, as defined, which expires June 2001. During March 2000, the Company received from the financial institution an over advance of $200,000 payable beginning on May 1 through June 23, 2000. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (9.00% at March 31, 2000) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

At March 31, 2000, the Company was not in compliance with certain provisions of the agreement, which have been waived by the financial institution.

In addition, at March 31, 2000, the Company was in default of other provisions of the loan and security agreement. The Company is attempting to obtain a waiver from the financial institution. Prior to granting such a waiver, the financial institution has requested certain documents each in form and substance satisfactory to the financial institution. The Company is attempting to satisfy the requirements imposed by the financial institution. One of the remedies upon the occurrence of an event of default is to demand immediate repayment of the debt and terminate the loan and security agreement.

At March 31, 2000, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At March 31, 2000 the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into office and warehousing space at the same location. In addition, the company also owed this entity an additional

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

$125,000 for net advances received from them. Interest on these obligations are payable at the rate of 12% per annum.

Included in prepaid expenses and other current assets at March 31, 2000 is an amount due from a related party aggregating $130,000.

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two related parties, a principal stockholder and the spouse of a principal stockholder of the Company. During the three-month periods ended March 31, 2000 and 1999 $30,000, was charged to operations for each of these individuals.

Note - C   Preferred Stock

During October 1997, in connection with the acquisition of Ace, the board of directors designated 4,000 shares of redeemable preferred stock as "1997-A Preferred Stock" having a stated value of $1,000 per share. The holders of 1997-A Preferred Stock are entitled to:

(i) receive cumulative dividends at the rate of $120 per annum per $1,000, when, as and if declared by the board of directors of the Company;

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

At March 31, 2000, $601,000 of dividends were in arrears longer than one year and as a result, holders of the 1997-A Preferred Stock are entitled to 3,500,000 votes along with holders of 4,127,000 shares of common stock.

At the effective date of the Ace merger, the estimated fair value of the 1997-A Preferred Stock amounted to approximately $265,000 pursuant to a valuation by an independent financial advisory firm.

Cumulative unpaid 1997-A Preferred Stock dividends aggregated approximately $1,021,000 at March 31, 2000.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Management intends to satisfy the cumulative unpaid 1996 Preferred Stock dividends, which aggregated approximately $276,000 at March 31, 2000 through the issuance of securities of the Company.

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

Management intends to satisfy the cumulative unpaid 1996-A Preferred Stock dividends, which aggregated approximately $499,000 at March 31, 2000 through the issuance of securities of the Company.

Note - D   Product Liability and Litigation

The Company has received notice that several consumers claim to have suffered finger injuries while using one of the Company's appliance products. The Company's product liability insurance carrier covers these claims.

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

Note E - Business Segments

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three-month periods ended March 31, 1999 and 2000.

Three Month Period Ended March 31, 1999


                                           Medical,
                                          Janitorial
                             Small           and
                           Household       Dietary
                            Products       Products      Corporate     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers              $ 1,644,000    $ 1,749,000    $      --             --        $ 3,393,000
 Intersegment sales             1,000           --             --      $    (1,000)            --
-------------------------------------------------------------------------------------------------------

 Total sales              $ 1,645,000    $ 1,749,000    $      --      $    (1,000)     $ 3,393,000
-------------------------------------------------------------------------------------------------------


 Operating profit (loss)  $   152,000    $   181,000    $   (91,000)   $      --        $   242,000
 Interest expense            (172,000)       (63,000)          --             --           (235,000)
-------------------------------------------------------------------------------------------------------

 Profit (loss) before
   provision for income
   tax                    $   (20,000)   $   118,000    $   (91,000)   $      --        $     7,000
-------------------------------------------------------------------------------------------------------


 Depreciation and
    amortization of
    fixed assets          $    14,000    $     5,000    $      --      $      --        $    19,000
-------------------------------------------------------------------------------------------------------


 Amortization of
    intangibles           $      --      $     9,000    $      --      $      --        $     9,000
-------------------------------------------------------------------------------------------------------

 Capital expenditures     $      --      $      --      $      --      $      --        $      --
-------------------------------------------------------------------------------------------------------

 Identifiable assets at
   March 31, 1999         $ 1,948,000    $ 3,493,000    $   484,000    $  (794,000)     $ 5,131,000
-------------------------------------------------------------------------------------------------------

Three Month Period Ended March 31, 2000

                                                  Medical,
                                                 Janitorial
                                    Small           and
                                  Household       Dietary
                                   Products       Products      Corporate     Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                      $ 2,026,000    $ 1,540,000    $      --             --      $ 3,566,000

-----------------------------------------------------------------------------------------------------------

Total sales                      $ 2,026,000    $ 1,540,000    $      --      $      --      $ 3,566,000
-----------------------------------------------------------------------------------------------------------

Operating profit (loss)          $   192,000    $   173,000    $   (82,000)   $      --      $   283,000
Interest expense                    (178,000)       (52,000)          --             --         (230,000)
-----------------------------------------------------------------------------------------------------------

Profit (loss) before
  provision for income
  tax                            $    14,000    $   121,000    $   (82,000)   $      --      $    53,000
-----------------------------------------------------------------------------------------------------------

Depreciation and
   amortization of
   fixed assets                  $     4,000    $     1,000    $      --      $      --      $     5,000
-----------------------------------------------------------------------------------------------------------

Amortization of
   intangibles                   $      --      $     9,000    $      --      $      --      $     9,000
-----------------------------------------------------------------------------------------------------------

Capital expenditures             $      --      $      --      $      --      $      --      $      --
-----------------------------------------------------------------------------------------------------------

Identifiable assets at           $ 3,399,000    $ 2,951,000    $   484,000    $  (664,000)   $ 6,170,000
  March 31, 2000
-----------------------------------------------------------------------------------------------------------


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. ("CTC") is a holding company owning the stock of IHW, Inc. ("IHW") an operating company which in turn owns the stock of Ace Surgical Supplies Co., Inc. ("Ace") an operating company, collectively (the "Company"). Ace, in business since 1974, was acquired by CTC in October 1997 and transferred to IHW in November 1999. It distributes janitorial, dietary and medical products in the tri-state area, generally to hospitals, nursing homes and assisted living facilities. Ace is currently expanding its customer base to include various other facilities including educational, hospitality, institutional and entertainment. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products are currently being distributed by IHW are Brabantia International BV, Soehnle-Waagen GmBH + Co., MAWA Metallwarenfabrik Wagner GmbH, Foppa Pedretti S.p.A. IHW is continually looking to distribute other complementary lines that meet its various criteria.

For the three-month period ended March 31, 2000, cash used in operating activities was $827,000 and cash of $765,000 was provided by financing activities. As a result, for the three-month period ended March 31, 2000, cash decreased by $62,000 from $63,000 at December 31, 1999 to $1,000 at March 31, 2000. The Company had a negative working capital of $6,103,000 at March 31, 2000.

Accounts payable and other liabilities decreased to $4,246,000 at March 31, 2000 from $4,980,000 at December 31, 1999 primarily due to increased borrowings from the financial institution.

During the three month period ended March 31, 2000, debt to a financial institution increased by $791,000 to $3,057,000 and notes to related parties decreased by $26,000 to $3,889,000.

At March 31, 2000, the Company had outstanding related party notes payable totaling $2,807,000 as follows:


          Twelve Months Ended
          March 31                        Amount
          --------                        ------
            2001                      $2,359,000
            2002                         162,000
            2003                         229,000
            2004                          57,000
                                      ----------
                                       2,807,000
            Current Portion            2,359,000
                                      ----------
                                      $  448,000
                                      ==========

Of this amount, $2,066,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,751,000 are personally guaranteed by certain stockholders of the Company.

At March 31, 2000, the Company owed $3,057,000 pursuant to a loan and security agreement with a financial institution which expires June 2001. The Company, under this agreement is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000. During March 2000, the Company received from the financial institution an over advance of $200,000 payable beginning on May 1 through June 23, 2000. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (9.00% at March 31, 2000) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement. The Company is in technical default of certain non-monetary provisions of its loan and security agreement. The Company is negotiating to obtain a waiver from the financial institution. See Note B of the notes to the condensed combined financial statements for a more detailed description of this transaction.

At March 31, 2000, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At March 31, 2000 the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into office and warehousing space at the same location. In addition, the company also owed this entity an additional $125,000 for net advances received from them. Interest on these obligations are payable at the rate of 12% per annum.

Results of Operations

The Company had net sales of $3,566,000 and $3,393,000, respectively, for the three-month periods ended March 31, 2000 and March 31, 1999. The increase in sales is primarily due to higher IHW sales which more then offset lower Ace sales.

Gross profit margins for the first quarter ended March 31, 2000 and March 31, 1999 were 38% and 37%, respectively. The increase in gross profit margin is attributable to a strong dollar and higher gross profit margin on Ace's sales.

Selling, general and administrative expenses were $845,000 and $715,000 or 23% and 21% of net sales, respectively, in the three-month periods ended March 31, 2000 and March 31, 1999. This increase is primarily due to an increase in payroll and related expenses and an increase in professional fees.

Warehousing expenses were $220,000 and $298,000 or 6% and 9% of net sales, respectively, for the three-month periods ended March 31, 2000 and March 31, 1999. The decrease of $78,000 is primarily attributable to lower expenses associated with the Company's move into smaller warehouse space.

Inventory was $1,877,000 at March 31, 2000 compared to $942,000 at March 31, 1999. The increase in inventory is primarily the result of large opportune purchases made from Brabantia at year-end and outstanding first quarter purchase orders to Brabantia that were non-cancelable. Inventory is expected to start reducing in the second quarter through sales and less purchases. Accounts receivable net was $3,115,000 at March 31, 2000 compared to $2,941,000 at March 31, 1999. The increase in receivables reflects the increase in IHW sales.

Due to the foregoing, the Company reported a net profit of $53,000 compared to a net profit of $7,000 respectively, for the three-month periods ended March 31, 2000 and March 31, 1999.

                           PART II OTHER INFORMATION

Item 6.  a.  Exhibits

         Exhibit 27. Financial Data Schedule

         b.  Reports on form 8-K

         The Registrant did not file reports on Form
         8-K during the three months ended March 31, 2000.

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


                                             CREATIVE TECHNOLOGIES CORP.
                                             ---------------------------
                                             Registrant











Dated:  May 18, 2000                         By: S/Richard Helfman
                                             ---------------------
                                                 Richard Helfman, President