Form 10-Q
period 2000-06-30
CREATIVE TECHNOLOGIES CORP
filed 2000-08-14
CIK 785321

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


For Quarter Ended:         June 30, 2000

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

                   YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Common Stock, Par Value $.09                           16,698,870
   ----------------------------                 ------------------------------
     (Title of each class)                      (Outstanding at June 30, 2000)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX

PART I  - FINANCIAL INFORMATION                                       PAGE
                                                                      ----
Item 1. Condensed Consolidated Financial Statements

     Balance Sheet as at June 30, 2000 and December 31, 1999           3

     Statement of Operations
              For the Three and Six Months ended
              June 30, 2000 and June 30, 1999                          4

     Statement of Stockholders' Deficiency
              For the Six Months ended June 30, 2000                   5

     Statement of Cash Flows
              For the Six Months ended
              June 30, 2000 and June 30, 1999                          6

     Notes to Condensed Consolidated Financial Statements            7 - 15

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations               16 - 18

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              19

     Signatures                                                       20

     Exhibit 27                                                       21

     Financial Data Schedule

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                            June 30,      December 31,
                                                                             2000            1999
                                                                          ------------   --------------
Assets                                                                     Unaudited        Audited
Current assets:
  Cash                                                                    $      1,000    $     63,000
  Accounts receivable-net                                                    2,661,000       3,170,000
  Inventories                                                                1,549,000       1,772,000
  Prepaid expenses and other current assets                                    358,000         278,000
                                                                          ------------    ------------
                  Total current assets                                       4,569,000       5,283,000

Fixed assets - less accumulated depreciation of
$37,000 and $23,000 respectively                                                98,000         107,000
Other assets                                                                   798,000         816,000
                                                                          ------------    ------------
                  Total Assets                                            $  5,465,000    $  6,206,000
                                                                          ============    ============

Liabilities and Stockholders' Deficiency Current liabilities:
  Loans payable - financial institution                                   $  2,449,000    $  2,266,000
  Notes payable - others                                                     1,082,000            --
  Notes payable - related parties                                            2,359,000       3,439,000
  Accounts payable and accrued expenses                                      4,123,000       4,980,000
  Due to related party                                                         641,000         636,000
                                                                          ------------    ------------
                  Total current liabilities                                 10,654,000      11,321,000

Notes payable related parties                                                  415,000         476,000
Subordinated note payable - affiliate                                          400,000         400,000
                                                                          ------------    ------------
                  Total liabilities                                         11,469,000      12,197,000
                                                                          ------------    ------------

Redeemable Preferred Stock - $.01 par value;
  authorized 5,000,000 shares; 4,000
  shares of nonconvertible stock designated as
  1997-A preferred stock - $1,000
  stated value; issued and outstanding
  3,500 shares (redemption and
  liquidation value $3,500,000)                                                375,000         351,000
                                                                          ------------    ------------

Stockholders' Deficiency
  Preferred stock - $.01 par value; authorized 5,000,000
    shares: 10,000 shares of convertible stock designated as
    1996 preferred stock - $1,000 stated value; issued and
    outstanding 550 shares and 600 shares,
    respectively (liquidation value $550,000 and $600,000)                     550,000         600,000
    10,000 shares of convertible stock designated as
    1996-A preferred stock - $1,000 stated value; issued
    and outstanding 340 shares and 1,170 shares,
    respectively (liquidation value $340,000 and $1,170,000)                   340,000       1,170,000
  Common Stock - $.09 par value; authorized
    20,000,000 shares, issued and outstanding
    16,699,000 shares and 4,127,000 shares, respectively                     1,503,000         371,000
  Additional paid-in capital                                                 8,163,000       8,649,000
  Accumulated deficit                                                      (16,935,000)    (17,132,000)
                                                                          ------------    ------------
                        Stockholders' deficiency                            (6,379,000)     (6,342,000)
                                                                          ------------    ------------
                         Total Liabilities and Stockholders' Deficiency   $  5,465,000    $  6,206,000
                                                                          ============    ============

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                      June 30,
                                                    --------------------------   --------------------------
                                                        1999           2000          1999           2000
                                                    -----------    -----------   -----------    -----------
Net Sales                                           $ 3,169,000    $ 3,857,000   $ 6,562,000    $ 7,423,000

Cost of sales                                         2,269,000      2,449,000     4,407,000      4,667,000
                                                    -----------    -----------   -----------    -----------

Gross profit                                            900,000      1,408,000     2,155,000      2,756,000
                                                    -----------    -----------   -----------    -----------

Operating expenses:
     Selling, general and administrative expenses       640,000        787,000     1,355,000      1,632,000
     Warehousing expense                                222,000        213,000       520,000        433,000
     Interest expense and financing costs               223,000        264,000       458,000        494,000
                                                    -----------    -----------   -----------    -----------
                                                      1,085,000      1,264,000     2,333,000      2,559,000
                                                    -----------    -----------   -----------    -----------

Net income (loss)                                      (185,000)       144,000      (178,000)       197,000

Less undeclared dividends on
   preferred stock                                     (158,000)          --        (316,000)      (137,000)
                                                    -----------    -----------   -----------    -----------

Net income (loss) applicable to common shares       $  (343,000)   $   144,000   $  (494,000)   $    60,000
                                                    ===========    ===========   ===========    ===========

Net income (loss) per common share -
   basic                                                  $(.08)          $.02         $(.12)          $.01
                                                          =====           ====         =====           ====
   diluted                                                $(.08)          $.01         $(.12)          $.00
                                                          =====           ====         =====           ====


Weighted average number of shares -
   basic                                              4,127,000      7,581,000     4,127,000      5,854,000
                                                    ===========    ===========   ===========    ===========
   diluted                                            4,127,000     23,095,000     4,127,000     26,588,000
                                                    ===========    ===========   ===========    ===========

See notes to condensed consolidated financial statements.

                                             CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                 FOR THE SIX MONTHS ENDED JUNE 30,2000
                                                              (Unaudited)

                                    1996                 1996-A
                               Preferred Stock       Preferred Stock       Common Stock
                             -------------------  --------------------  ------------------- Additional
                              Number               Number                Number               Paid-in   Accumulated
                             of shares   Amount   of Shares   Amount    of Shares   Amount     Capital     Deficit       Total
                             ---------   ------   ---------   ------    ---------   ------     -------     -------        -----
Balance at January 1, 2000      600     $600,000     1,170 $1,170,000   4,127,000   $371,000  $8,649,000  $(17,132,000) $(6,342,000)

Conversion of 50 shares of
 1996 preferred stock into
 common shares                  (50)     (50,000)                         715,000     65,000     (15,000)

Conversion of 830 shares of
 1996-A preferred stock into
 common shares                                        (830)  (830,000) 11,857,000  1,067,000    (237,000)

Increase in carrying value of
 1997-A preferred stock issued
 in connection with acquisition                                                                  (24,000)                   (24,000)

1997-A preferred stock dividend
 accrued                                                                                        (210,000)                  (210,000)

Net income for the period                                                                                      197,000      197,000

                                ---     --------       ---   --------  ---------- ----------  ----------  ------------  -----------
Balance at June 30, 2000        550     $550,000       340   $340,000  16,699,000 $1,503,000  $8,163,000  $(16,935,000) $(6,379,000)
                                ===     ========       ===   ========  ========== ==========  ==========  ============  ===========


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                            ---------------------------
                                                                                                1999            2000
                                                                                                ----            ----
Cash flows from operating activities:
   Net income (loss)                                                                        $  (178,000)   $   197,000
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                             31,000         15,000
       Amortization of goodwill                                                                  17,000         18,000
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                               (170,000)       509,000
      Decrease in inventories                                                                   315,000        223,000
      Increase in prepaid expenses and other current assets                                    (108,000)       (80,000)
      Decrease in accounts payable and accrued expenses                                        (228,000)    (1,067,000)
                                                                                            -----------    -----------

 Net cash used in operating activities                                                         (321,000)      (185,000)
                                                                                            -----------    -----------

Cash flows from investing activities:
   Acquisition of fixed assets                                                                  (70,000)        (6,000)
                                                                                            -----------    -----------

Cash flows from financing activities:
  Net repayments of loans payable - financial institution                                      (103,000)       183,000
  Proceeds from notes payable - other                                                              --        1,082,000
  Proceeds from notes payable - related parties                                                 200,000           --
  Repayment of notes payable - related parties                                                 (218,000)    (1,141,000)
  Proceeds from related parties                                                                 685,000         20,000
  Repayment to related parties                                                                 (173,000)       (15,000)

Net cash provided by financing activities                                                       391,000        129,000
                                                                                            -----------    -----------

Net decrease in cash                                                                               --          (62,000)

Cash at beginning of period                                                                       1,000         63,000
                                                                                            -----------    -----------

Cash at end of period                                                                       $     1,000    $     1,000
                                                                                            ===========    ===========

Supplemental disclosures of cash flow information Cash paid during the period for:
     Interest                                                                               $   212,000    $   368,000
                                                                                            ===========    ===========
     Income Taxes                                                                                  --      $     8,000
                                                                                            ===========    ===========
Supplemental schedule of non cash financing activities:
   Payments of $685,000 of principal and $352,000 of interest to noteholders
   by guarantors on behalf of the Company                                                   $ 1,037,000    $        --
                                                                                            ===========    ===========
   Note issued to guarantors                                                                $ 1,037,000    $        --
                                                                                            ===========    ===========
   Restructuring of related party debt including interest of $233,000                       $   420,000    $        --
                                                                                            ===========    ===========
   Net fixed assets transferred to a related party in satisfaction of certain obligations   $   135,000    $        --
                                                                                            ===========    ===========

   Issuance of 12,571,000 shares of common stock for 50 shares of 1996 preferred stock and 830 shares of 1996-A preferred stock:
                                               common stock                  1,132,000
                                               additional paid in capital     (252,000)     $     --       $   880,000
                                                                             ---------      ===========    ===========


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note - A Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

Basic net loss per common share is based on the weighted-average number of shares outstanding during the period while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Both basic net loss per share and diluted net loss per share are the same for the three-month and six-month periods ended June 30, 1999, since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.


Note - B Notes Payable and Related Party Transactions

At June 30, 2000, the Company had outstanding related party notes payable totaling $2,774,000 as follows:

       Twelve Months Ended
            June 30,                Amount
       --------------------      ----------
             2001                $2,359,000
             2002                   179,000
             2003                   236,000
                                 ----------
                                  2,774,000
            Current Portion       2,359,000
                                 ----------
                                 $  415,000
                                 ----------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Of this amount, $2,033,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,724,000 are personally guaranteed by certain stockholders of the Company.

At June 30, 2000 the Company had outstanding notes to others totaling $1,082,000 which bear interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holders of these notes, subject to the prior security interest of the financial institution and other noteholders.

At June 30, 2000, the Company owed $2,449,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, as defined, which expires June 2001. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (9.50% at June 30, 2000) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

At June 30, 2000, the Company was not in compliance with certain provisions of the agreement, which have been waived by the financial institution.

At June 30, 2000, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At June 30, 2000 the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into office and warehousing space at the same location. In addition, the company also owed this entity an additional $145,000 for net advances received from them. Interest on these obligations are payable at the rate of 12% per annum.

Included in prepaid expenses and other current assets at June 30, 2000 is an amount due from a major shareholder, consisting of interest and principle, aggregating $139,000. The note is due on demand, is collateralized, and interest on the loan is at 12% per year.

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two related parties, a principal stockholder and the spouse of a principal stockholder of the Company. During the six-month periods each ended June 30, 2000 and 1999, $60,000 was charged to operations for each of these individuals.

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

At June 30, 2000, $706,000 of dividends were in arrears longer than one year and as a result, holders of the 1997-A Preferred Stock are entitled to 3,500,000 votes along with holders of 16,699,000 shares of common stock.

At the effective date of the Ace merger, the estimated fair value of the 1997-A Preferred Stock amounted to approximately $265,000 pursuant to a valuation by an independent financial advisory firm.

Cumulative unpaid 1997-A Preferred Stock dividends aggregated approximately $1,126,000 at June 30, 2000.

In June 1996, the board of directors designated 10,000 shares of preferred stock as "1996 Preferred Stock" valued at $1,000 per share. The holders of 1996 Preferred Stock are entitled to:

(i) receive cumulative dividends at the rate of $120 per annum payable quarterly in cash or common stock at the option of the Company;

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(ii) convert each share of preferred stock into shares of common stock, at the rate of $.10 per share or the lowest price during the twelve months ended June 1, 2000;

(iii) redemption of their preferred shares on September 1, 2002 at $1,000 per share payable in cash or shares of common stock at the option of the Company, as amended;

(iv)  liquidation preferences of $1,000 per preferred share; and

(v)   no voting rights.

The Company, at its option, has the right to redeem all or any portion of the 1996 Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to September 1, 2002, as amended.

During June 2000 the Company and certain holders of the 1996 Preferred Stock agreed to convert 50 shares of Preferred Stock into 715,000 Shares of Common Stock.

Management intends to satisfy the balance of the cumulative unpaid 1996 Preferred Stock dividends, which aggregated approximately $270,000 at June 30, 2000 through the issuance of securities of the Company.


On September 30, 1996, the board of directors designated 10,000 shares of preferred stock as "1996-A Preferred Stock" valued at $1,000 per share. The holders of 1996-A Preferred Stock are entitled to:

(i) receive cumulative dividends at the rate of $120 per annum payable quarterly in cash or common stock at the option of the Company;

(ii) convert each share of preferred stock into shares of common stock, at the rate of $.10 per share or the lowest price during the twelve months ended June 1 2000;

(iii) redemption of their preferred shares on September 1, 2002 at $1,000 per share payable in cash or shares of common stock at the option of the Company, as amended;

(iv)  liquidation preferences of $1,000 per preferred share; and

(v)   no voting rights.

The Company, at its option, has the right to redeem all or any portion of the 1996-A Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to September 1, 2002, as amended.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

During June 2000 the Company and certain holders of the 1996-A Preferred Stock agreed to convert 830 Shares of Preferred Stock into 11,857,000 shares of Common Stock.

Management intends to satisfy the balance of the cumulative unpaid 1996-A Preferred Stock dividends, which aggregated approximately $155,000 at June 30, 2000 through the issuance of securities of the Company.

As a result of the conversion of both the 1996 Preferred Stock and the 1996-A Preferred Stock, cumulative unpaid dividends in the amount of $126,000 were forfeited by the holders. For the three-month period ended June 30, 2000 undeclared dividends of Preferred Stock have been reduced by $105,000 and for the six-month period ended June 30, 2000, undeclared dividends of Preferred Stock have been reduced by $126,000, respectively.

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


Note - E Business Segments

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three-month and six-month periods ended June 30, 1999 and 2000.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  Three Month Period Ended June 30, 1999

                                    Small          Medical
                                  Household      Janitorial &
                                  Products     Dietary Products  Corporate  Elimination's  Consolidated
                                 -----------      -----------      ------     -------      -------------
Sales to unaffiliated
customers                        $ 1,586,000      $ 1,583,000     $       -   $    -       $ 3,169,000
                                 -----------      -----------     ----------  -------      -----------

Total sales                      $ 1,586,000      $ 1,583,000     $       -   $    -       $ 3,169,000
                                 -----------      -----------     ---------   -------      -----------

Operating income (loss)          $    33,000      $   108,000     $(103,000)  $    -       $    38,000

Interest expense                    (168,000)         (55,000)            -        -          (223,000)
                                 ===========      ===========     =========   =======      ===========

Net income (loss) $(135,000)     $    53,000      $  (103,000)    $       -                $  (185,000)
                                 -----------      -----------     ---------   -------      -----------

Depreciation and
amortization of
fixed assets                     $     9,000      $     3,000     $       -   $    -       $    12,000
                                 ===========      ===========     =========   =======      ===========

Amortization
of intangibles                   $         -      $     8,000     $       -   $    -       $     8,000
                                 ===========      ===========     =========   =======      ===========

Capital expenditures             $    70,000      $         -     $       -   $    -       $    70,000
                                 ===========      ===========     =========   =======      ===========


                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Six Month Period Ended June 30, 1999

                                   Small            Medical
                                 Household        Janitorial &
                                  Products      Dietary Products    Corporate      Elimination's    Consolidated
                                 ----------     ----------------    ---------      -------------    ------------
Sales to unaffiliated
customers                        $3,230,000       $3,332,000        $     -          $      -        $6,562,000
Intersegment sales                    1,000                -              -            (1,000)                -
                                 ==========       ==========        ==========       ========        ==========

Total sales                      $3,231,000       $3,332,000        $     -          $ (1,000)       $6,562,000
                                 ----------       ----------        ----------       --------         ----------

Operating income (loss)          $  185,000       $  289,000        $ (194,000)      $      -        $  280,000

Interest expense                   (340,000)        (118,000)             -                 -          (458,000)
                                 ==========       ==========        ==========       ========         ==========

Net Income (loss)                $ (155,000)      $  171,000        $ (194,000)      $      -        $ (178,000)
                                 ----------       ----------        ----------       --------         ----------

Depreciation and
amortization of
fixed assets                     $   23,000       $    8,000        $    -           $      -        $   31,000
                                 ==========       ==========        ==========       ========        ==========

Amortization
of intangibles                   $    -           $   17,000        $    -           $      -        $   17,000
                                 ==========       ==========        ==========       ========        ==========

Capital expenditures             $   70,000       $        -        $    -           $      -        $   70,000
                                 ==========       ==========        ==========       ========        ==========

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Three Month Period Ended June 30, 2000

                                           Medical,
                                         Janitorial
                             Small          and
                           Household      Dietary
                           Products       Products       Corporate    Eliminations  Consolidated
                          -----------    -----------    -----------    ----------   -----------
Sales to unaffiliated
  customers               $ 2,484,000    $ 1,373,000    $      --            --     $ 3,857,000
                          -----------    -----------    -----------    ----------   -----------

Total sales               $ 2,484,000    $ 1,373,000    $      --      $     --     $ 3,857,000
                          -----------    -----------    -----------    ----------   -----------


Operating profit (loss)   $   397,000    $   122,000    $  (111,000)   $     --     $   408,000
Interest expense             (217,000)       (47,000)          --            --        (264,000)
                          -----------    -----------    -----------    ----------   -----------


Net income (loss)         $   180,000    $    75,000    $  (111,000)   $     --     $   144,000
                          -----------    -----------    -----------    ----------   -----------


Depreciation  of
   fixed assets           $     9,000    $     1,000    $      --      $     --     $    10,000
                          -----------    -----------    -----------    ----------   -----------


Amortization of
   intangibles            $      --      $     9,000    $      --      $     --     $     9,000
                          -----------    -----------    -----------    ----------   -----------


Capital expenditures      $     6,000    $      --      $      --      $     --     $     6,000
                          -----------    -----------    -----------    ----------   -----------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Six Month Period Ended June 30, 2000

                                          Medical,
                                         Janitorial
                             Small          and
                           Household      Dietary
                            Products      Products       Corporate    Eliminations   Consolidated
                          -----------    -----------    -----------    -----------    -----------
Sales to unaffiliated
  customers               $ 4,510,000    $ 2,913,000    $      --             --      $ 7,423,000
                          -----------    -----------    -----------    -----------    -----------

Total sales               $ 4,510,000    $ 2,913,000    $      --      $      --      $ 7,423,000
                          -----------    -----------    -----------    -----------    -----------

Operating profit (loss)   $   589,000    $   295,000    $  (193,000)   $      --      $   691,000
Interest expense             (395,000)       (99,000)          --             --         (494,000)
                          -----------    -----------    -----------    -----------    -----------


Net income (loss)         $   194,000    $   196,000    $  (193,000)   $      --      $   197,000
                          -----------    -----------    -----------    -----------    -----------

Depreciation  of
   fixed assets           $    13,000    $     2,000    $      --      $      --      $    15,000
                          -----------    -----------    -----------    -----------    -----------

Amortization of
   intangibles            $      --      $    18,000    $      --      $      --      $    18,000
                          -----------    -----------    -----------    -----------    -----------

Capital expenditures      $     6,000    $      --      $      --      $      --      $     6,000
                          -----------    -----------    -----------    -----------    -----------

Identifiable assets at
  June 30, 2000           $ 3,082,000    $ 2,582,000    $   484,000    $  (683,000)   $ 5,465,000
                          -----------    -----------    -----------    -----------    -----------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. ("CTC") is a holding company owning the stock of IHW, Inc. ("IHW") an operating company which in turn owns the stock of Ace Surgical Supplies Co., Inc. ("Ace") an operating company, collectively (the "Company"). Ace, in business since 1974, was acquired by CTC in October 1997 and transferred to IHW in November 1999. It distributes janitorial, dietary and medical products in the tri-state area, generally to hospitals, nursing homes and assisted living facilities. Ace is currently expanding its customer base to include various other facilities including educational, hospitality, institutional and entertainment. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products are currently being distributed by IHW are Brabantia International BV, Soehnle-Waagen GmBH + Co., MAWA Metallwarenfabrik Wagner GmbH, Foppa Pedretti S.p.A., and Evoluzione, SRL. IHW is continually looking to distribute other complementary lines that meet its various criteria.

For the six-month period ended June 30, 2000, cash used in operating activities was $185,000, cash used in investing activities was $6,000 and cash of $129,000 was provided by financing activities. As a result, at June 30, 2000, cash decreased by $62,000 from $63,000 at December 31, 1999 to $1,000 at June 30, 2000. The Company had a negative working capital of $6,085,000 at June 30, 2000.

Accounts payable and other liabilities decreased to $4,123,000 at June 30, 2000 from $4,980,000 at December 31, 1999 primarily due to increased borrowings from the financial institution and a reduction in both inventory and accounts receivable.

During the six-month period ended June 30, 2000, debt to a financial institution increased by $183,000 to $2,449,000 and notes payable decreased by $59,000 to $4,256,000.

At June 30, 2000, the Company had outstanding related party notes payable totaling $2,774,000 as follows:

         Twelve Months Ended
               June 30                      Amount
         --------------------             ----------
                2001                      $2,359,000
                2002                         179,000
                2003                         236,000
                                          ----------
                                           2,774,000
                Current Portion            2,359,000
                                          ----------
                                          $  415,000
                                          ----------

Of this amount, $2,033,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payables aggregating $2,724,000 are personally guaranteed by certain stockholders of the Company.

At June 30, 2000, the Company owed $2,449,000 pursuant to a loan and security agreement with a financial institution which expires June 2001. The Company, under this agreement is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (9.50% at June 30, 2000) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

At June 30, 2000, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At June 30, 2000 the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into office and warehousing space at the same location. In addition, the company also owed this entity an additional $145,000 for net advances received from them. Interest on these obligations are payable at the rate of 12% per annum.

During the month of June 2000 the Company and certain holders of the 1996 and 1996-A Preferred Stock agreed to convert 50 shares and 830 shares of the 1996 and 1996-A Preferred, respectively, for a total of 12,572,000 shares of Common Stock, the cumulative dividends on these preferred shares, in the amount of $126,000 were forfeited by the holders.

Results of Operations

The Company had net sales of $3,857,000 and $3,169,000, respectively, for the three-month periods ended June 30, 2000 and June 30, 1999 and $7,423,000 and 6,562,000, respectively, for the six-month periods ended June 30, 2000 and June 30, 1999. The increase in sales is primarily due to higher IHW sales which more then offset lower Ace sales.

Gross profit margins for the second quarter ended June 30, 2000 and June 30, 1999 were 37% and 28%, respectively and for the six month periods ended June 30,2000 and June 30, 1999 were 37% and 33%, respectively. The increase in gross profit margin is attributable to a strong dollar and higher gross profit margin on Ace's sales.

Selling, general and administrative expenses were $787,000 and $640,000 or 20% of net sales, respectively, in the three-month periods ended June 30, 2000 and June 30, 1999, and $1,632,000 and $1,355,000 or 22% and 21% of net sales, respectively, in the six month periods ended June 30, 2000 and June 30, 1999. Selling, general and administrative expenses increased in absolute terms because of higher sales and increased payroll and professional fees, but remained constant as a percentage of overall sales for the three-month period.

Warehousing expenses were $213,000 and $222,000 or 6% and 7% of net sales, respectively, for the three-month periods ended June 30, 2000 and June 30, 1999, and $433,000 and $520,000 or 6% and 8% of net sales respectively for the six-month periods ended June 30, 2000 and June 30, 1999. The decrease is primarily attributable to lower expenses associated with the Company's move into smaller warehouse space and utilizing outside warehousing.

Interest expense increased to $264,000 from $223,000 for the three-month period ended June 30, 2000, compared to the three-month period ended June 30, 1999, and increased to $494,000 from $458,000 for the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999. The increase of $36,000 for the six-month period ended June 30, 2000 compared to the six-month period ended June 30. 1999 was primarily due to higher levels of outstanding borrowings and an increase in the prime rate.

Inventory was $1,549,000 at June 30, 2000 compared to $1,034,000 at June 30, 1999. The increase in inventory is primarily the result of increased sales and large opportune purchases made from Brabantia at year-end Accounts receivable net was $2,661,000 at June 30, 2000 compared to $3,046,000 at June 30, 1999. The decrease in receivables reflects a decrease in average days for collection in Ace.

Due to the foregoing, the Company reported a net profit of $144,000 compared to a net loss of $(185,000), respectively, for the three-month periods ended June 30, 2000 and June 30, 1999, and a net profit of $197,000 compared to a net loss of $(178,000), respectively, for the six-month periods ended June 30, 2000 and June 30, 1999.

                            PART II OTHER INFORMATION


Item 6. a. Exhibits

        Exhibit 27. Financial Data Schedule

        b. Reports on form 8-K

        The Registrant did not file reports on Form 8-K during the three months ended June 30, 2000.

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



                                         CREATIVE TECHNOLOGIES CORP.
                                         ---------------------------
                                         Registrant



Dated:  August 14, 2000                  By: /s/ Richard Helfman
                                             ------------------------------
                                             Richard Helfman, President