Form 10-Q
period 2000-09-30
CREATIVE TECHNOLOGIES CORP
filed 2000-11-14
CIK 785321

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended:                                          September 30, 2000

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

                   YES    X                    NO
                        -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09                               16,698,870
--------------------------------------------------------------------------------
(Title of each class)                        (Outstanding at September 30, 2000)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX

PART I  - FINANCIAL INFORMATION                                           PAGE

Item 1.       Condensed Consolidated Financial Statements

     Balance Sheet as at September 30, 2000 and December 31, 1999            3

     Statement of Operations
              For the Three and Nine Months ended
              September 30, 2000 and September 30, 1999                      4

     Statement of Stockholders' Deficiency
              For the Nine Months ended September 30, 2000                   5

     Statement of Cash Flows
              For the Nine Months ended
              September 30, 2000 and September 30, 1999                      6

     Notes to Condensed Consolidated Financial Statements               7 - 13

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations            14 - 16


PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a vote of Securities Holders         17

Item 6.       Exhibits and Reports on Form 8-K                              17

     Signatures                                                             18

     Exhibit 27                                                             19

              Financial Data Schedule

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                        September 30,        December 31,
                                                                                             2000               1999
                                                                                             ----               ----
Assets                                                                                    Unaudited            Audited
Current assets:
  Cash                                                                                 $       11,000      $     63,000
  Accounts receivable-net                                                                   3,359,000         3,170,000
  Inventories                                                                               1,626,000         1,772,000
  Prepaid expenses and other current assets                                                   276,000           278,000
                                                                                       --------------     -------------
                  Total current assets                                                      5,272,000         5,283,000

Fixed assets - less accumulated depreciation of $44,000 and $23,000 respectively               91,000           107,000
Other assets                                                                                  789,000           816,000
                                                                                       --------------     -------------
                  Total Assets                                                         $    6,152,000     $   6,206,000
                                                                                       ==============     =============

Liabilities and Stockholders' Deficiency
Current liabilities:
   Loans payable - financial institution                                                   $2,995,000      $  2,266,000
   Notes payable-others                                                                     1,082,000                 -
   Notes payable - related parties                                                          2,339,000         3,439,000
   Accounts payable and accrued expenses                                                    4,187,000         4,980,000
   Due to related party                                                                       517,000           636,000
                                                                                       --------------     -------------
                  Total current liabilities                                                11,120,000        11,321,000

Notes payable - related parties                                                               517,000           476,000
Subordinated note payable - affiliate                                                         400,000           400,000
                                                                                       --------------     -------------
                  Total liabilities                                                        12,037,000        12,197,000
                                                                                       --------------     -------------

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000)                                                               387,000           351,000
                                                                                       --------------     -------------

Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares: 10,000 shares of convertible stock designated as 1996 preferred stock - $1,000 stated
     value; issued and outstanding 550 shares and 600 shares,
     respectively (liquidation value $550,000 and $600,000)                                   550,000           600,000
     10,000 shares of convertible stock designated as 1996-A preferred stock -
     $1,000 stated value; issued and outstanding 340 shares and 1,170 shares,
     respectively (liquidation value $340,000 and $1,170,000)                                 340,000         1,170,000
    Common Stock - $.09 par value; authorized 45,000,000 shares, issued and
      outstanding 16,699,000 shares and 4,127,000 shares, respectively                      1,503,000           371,000
    Additional paid-in capital                                                              8,047,000         8,649,000
    Accumulated deficit                                                                   (16,712,000)      (17,132,000)
                                                                                       --------------     -------------
                        Stockholders' deficiency                                           (6,272,000)       (6,342,000)
                                                                                       --------------     -------------
                        Total Liabilities and Stockholders' Deficiency                  $   6,152,000      $  6,206,000
                                                                                        =============      ============

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                  1999                 2000             1999            2000
                                                                  ----                 ----             ----            ----
Net Sales                                                      $4,201,000            $4,287,000      $10,763,000     $11,710,000

Cost of sales                                                   2,769,000             2,755,000        7,176,000       7,422,000
                                                               ----------            ----------        ---------      ----------

Gross profit                                                    1,432,000             1,532,000        3,587,000       4,288,000
                                                               ----------            ----------        ---------      ----------

Operating expenses:
     Selling, general and administrative expenses                 767,000               818,000        2,122,000       2,450,000
     Warehousing expense                                          203,000               238,000          723,000         671,000
     Interest expense and financing costs                         234,000               253,000          692,000         747,000
                                                               ----------            ----------        ---------      ----------
                                                                1,204,000             1,309,000        3,537,000       3,868,000
                                                               ----------            ----------        ---------      ----------

Net income                                                        228,000               223,000           50,000         420,000

Less undeclared dividends on
         preferred stock                                        (158,000)              (132,000)        (474,000)       (269,000)
                                                               ----------            ----------        ---------      ----------

Net income (loss) applicable to common shares                     $70,000              $ 91,000        $(424,000)      $ 151,000
                                                                  =======              ========        =========       =========

Net income (loss) per common share -
                                      basic                          $.02                  $.01            $(.10)           $.02
                                                                     ====                  ====            ======           ====
                                      diluted                        $.00                  $.00            $(.10)           $.01
                                                                    =====                  ====            ======           ====

Weighted average number of shares -

                                      basic                     4,127,000            16,699,000        4,127,000       9,496,000
                                                                ---------            ----------        ---------       ---------
                                      diluted                  23,457,000            26,588,000        4,127,000      26,588,000
                                                               ----------            ----------        ---------      ----------

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                     1996             1996-A
                               Preferred Stock    Preferred Stock          Common Stock       Additional
                               Number             Number              Number                  Paid-in     Accumulated
                               of shares Amount   of Shares  Amount   of Shares     Amount    Capital     Deficit          Total
                               --------- ------   ---------  ------   ---------     ------    -------     -------          -----
Balance at January 1, 2000     600       $600,000 1,170   $1,170,000   4,127,000    $371,000 $8,649,000  $(17,132,000) $(6,342,000)

Conversion of 50 shares of
1996 preferred stock
into common shares             (50)       (50,000)                       715,000      65,000    (15,000)

Conversion of 830 shares of
1996-A preferred stock into
common shares                                      (830)    (830,000) 11,857,000   1,067,000   (237,000)

Increase in carrying value of
1997-A preferred stock issued                                                                  (35,000)                    (35,000)
in connection with acquisition

1997-A preferred stock
dividend accrued                                                                               (315,000)                  (315,000)

Net income for the period                                                                                     420,000      420,000




Balance at Sept 30, 2000       550       $550,000   340     $340,000  16,699,000  $1,503,000 $8,047,000  $(16,712,000) $(6,272,000)
                               ===       ======== =====     ========  ==========  ========== ==========  ============= ============

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                          1999            2000
                                                                                          ----            ----
Cash flows from operating activities:
   Net income                                                                          $50,000        $420,000
   Adjustments to reconcile net income
   to net cash (used in) operating activities:
       Depreciation and amortization                                                    37,000          22,000
       Amortization of goodwill                                                         26,000          27,000
  Changes in operating assets and liabilities:
      Increase in accounts receivable                                                 (539,000)       (189,000)
      Decrease in inventories                                                          285,000         146,000
      (Increase) decrease in prepaid expenses and other current assets                (161,000)          2,000
      Increase  (decrease) in accounts payable and accrued expenses                      8,000      (1,107,000)
                                                                                         -----      ----------

 Net cash used in operating activities                                                (294,000)       (679,000)
                                                                                       -------         -------

Cash flows from investing activities:
   Acquisition of fixed assets                                                         (87,000)         (6,000)
                                                                                        ------          ------
Cash flows from financing activities:
  Net proceeds from (repayments of) loans payable - financial institution              (64,000)        729,000
  Proceeds from notes payable - other                                                     -          1,082,000
  Proceeds from notes payable - related parties                                        200,000         144,000
  Repayment of notes payable - related parties                                        (244,000)     (1,203,000)
  Proceeds from related parties                                                        685,000            -
  Repayment to related parties                                                        (187,000)       (119,000)
                                                                                      --------        --------

Net cash provided by financing activities                                              390,000         633,000
                                                                                       -------         -------

Net increase (decrease) in cash                                                          9,000         (52,000)

Cash at beginning of period                                                              1,000          63,000
                                                                                        ------          ------

Cash at end of period                                                                 $ 10,000        $ 11,000
                                                                                      ========        ========
Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                                                         $728,000       $ 533,000
                                                                                      ========       =========
     Income Taxes                                                                                      $ 8,000
                                                                                                       =======
Supplemental schedule of non cash financing activities:
   Payments of $685,000 of principal and $352,000 of interest to noteholders
   by guarantors on behalf of the Company                                           $1,037,000       $    -
                                                                                    ==========       =========
   Note issued to guarantors                                                        $1,037,000       $    -
                                                                                    ==========       =========
   Restructuring of related party debt including interest of $233,000               $  420,000       $    -
                                                                                    ==========       =========
   Net fixed assets transferred to a related party in satisfaction of certain
     obligations                                                                    $  135,000       $    -
                                                                                    ==========       =========
   Issuance of 12,571,000 shares of common stock for 50 shares of 1996 preferred stock and 830 shares of 1996-A preferred stock:

                                  common stock                    1,132,000
                                  additional paid in capital       (252,000)        $     -          $  880,000
                                                                  ---------         ---------        ==========

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note - A      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

Basic net income per common share is based on the weighted-average number of shares outstanding during the period while diluted net income per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Both basic net loss per share and diluted net loss per share are the same for the nine-month period ended September 30, 1999, since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.

Note - B      Notes Payable and Related Party Transactions

At September 30, 2000, the Company had outstanding related party notes payable totaling $2,856,000 as follows:

              Twelve Months Ended
              September 30,               Amount
              -------------               ------
               2001                     $2,339,000
               2002                        339,000
               2003                        178,000
                                           -------
                                         2,856,000
                                         ---------
              Current Portion            2,339,000
                                         ---------
                                        $  517,000
                                        ----------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Of this amount, $2,115,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,683,000 are personally guaranteed by certain stockholders of the Company.

At September 30, 2000 the Company had outstanding notes to others totaling $1,082,000 which bear interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holders of these notes, subject to the prior security interest of the financial institution and other noteholders.

At September 30, 2000, the Company owed $2,995,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, as defined, which expires June 2001. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (9.50% at September 30, 2000) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

At September 30, 2000, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At September 30, 2000 the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into office and warehousing space at the same location. In addition, the company also owed this entity an additional $165,000 for net advances received from them of which $144,000 are due September 30, 2002. Interest on these obligations are payable at the rate of 12% per annum.

Included in prepaid expenses and other current assets at September 30, 2000 is an amount due from a major shareholder, consisting of interest and principle, aggregating $116,000. The note is due on demand, is collateralized, and interest on the loan is at 12% per year.

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two principal stockholders of the Company. During the nine-month periods each ended September 30, 2000 and 1999, $90,000 was charged to operations for each of these individuals.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note - C Product Liability and Litigation

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company in the normal course of business. Based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position or results of operations of the Company.

Note - D Business Segments

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three-month and nine-month periods ended September 30, 1999 and 2000.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three Month Period Ended September 30, 1999


                           Small            Medical
                           Household        Janitorial &
                           Products         Dietary Products     Corporate         Elimination's    Consolidated
----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                  $2,524,000       $1,677,000           $-                  $-              $4,201,000
----------------------------------------------------------------------------------------------------------------
Total sales                $2,524.000       $1,677,000           $-                  $-              $4,201,000
----------------------------------------------------------------------------------------------------------------
Operating income (loss)    $411,000         $173,000             $(122,000)          $-              $462,000
Interest expense           (178,000)        (56,000)             -                   -               (234,000)
----------------------------------------------------------------------------------------------------------------
Net income (loss)          $233,000         $117,000             $(122,000)          $-              $228,000
----------------------------------------------------------------------------------------------------------------
Depreciation and
amortization of fixed
assets                     $4,000           $2,000               $-                  $-              $6,000
----------------------------------------------------------------------------------------------------------------
Amortization of
intangibles                $-               $9,000               $-                  $-              $9,000
----------------------------------------------------------------------------------------------------------------
Capital expenditures       $17,000          $-                   $-                  $-              $17,000
----------------------------------------------------------------------------------------------------------------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Nine Month Period Ended September 30, 1999

                           Small          Medical
                           Household      Janitorial &
                           Products       Dietary Products    Corporate        Elimination's     Consolidated
-------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                  $5,754,000     $5,009,000          $-               $-                $10,763,000
Intersegment sales              1,000      -                   -                (1,000)           -
-------------------------------------------------------------------------------------------------------------
Total sales                $5,755,000     $5,009,000          $-               $(1,000)          $10,763,000
-------------------------------------------------------------------------------------------------------------
Operating income (loss)    $596,000       $462,000            $(316,000)       $-                $742,000
Interest expense           (518,000)      (174,000)           -                -                 (692,000)
-------------------------------------------------------------------------------------------------------------
Net Income (loss)          $78,000        $288,000            $(316,000)       $-                $50,000
-------------------------------------------------------------------------------------------------------------
Depreciation and
amortization of
fixed assets               $27,000        $10,000             $-               $-                $37,000
-------------------------------------------------------------------------------------------------------------
Amortization
of intangibles             $-             $26,000             $-               $-                $26,000
-------------------------------------------------------------------------------------------------------------
Capital expenditures       $87,000        $-                  $-               $-                $87,000
-------------------------------------------------------------------------------------------------------------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three Month Period Ended September 30, 2000

                                                     Medical,
                                                    Janitorial
                                   Small               and
                                 Household           Dietary
                                 Products            Products            Corporate       Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                     $  2,847,000        $  1,440,000        $    -                 -           $4,287,000
----------------------------------------------------------------------------------------------------------------------
Total sales                     $  2,847,000        $  1,440,000        $    -            $    -           $4,287,000
----------------------------------------------------------------------------------------------------------------------
Operating profit (loss)         $    445,000        $    161,000        $ (130,000)       $    -           $  476,000
Interest expense                    (210,000)            (43,000)            -                 -             (253,000)
----------------------------------------------------------------------------------------------------------------------
Net income (loss)               $    235,000        $    118,000        $ (130,000)       $    -           $  223,000
----------------------------------------------------------------------------------------------------------------------
Depreciation of
  fixed assets                  $      6,000        $      1,000        $    -            $    -           $    7,000
----------------------------------------------------------------------------------------------------------------------
Amortization of
  intangibles                   $      -            $      9,000        $    -            $    -           $    9,000
----------------------------------------------------------------------------------------------------------------------
Capital expenditures            $      -            $      -            $    -            $    -           $    -
----------------------------------------------------------------------------------------------------------------------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Nine Month Period Ended September 30, 2000

                                                     Medical,
                                                   Janitorial
                                  Small                and
                                Household            Dietary
                                Products             Products           Corporate       Eliminations      Consolidated
----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                   $  7,357,000         $  4,353,000        $    -                 -           $11,710,000
----------------------------------------------------------------------------------------------------------------------
Total sales                   $  7,357,000         $  4,353,000        $    -            $    -           $11,710,000
----------------------------------------------------------------------------------------------------------------------
Operating profit (loss)       $  1,034,000         $    456,000        $ (323,000)       $    -           $ 1,167,000
Interest expense                  (605,000)            (142,000)            -                 -              (747,000)
----------------------------------------------------------------------------------------------------------------------
Net income (loss)             $    429,000         $    314,000        $ (323,000)       $    -           $   420,000
----------------------------------------------------------------------------------------------------------------------
Depreciation  of
   fixed assets               $     19,000         $      3,000        $    -            $    -           $    22,000
----------------------------------------------------------------------------------------------------------------------
Amortization of
   intangibles                $      -             $     27,000        $    -            $    -           $    27,000
----------------------------------------------------------------------------------------------------------------------
Capital expenditures          $      6,000         $      -            $    -            $    -           $     6,000
----------------------------------------------------------------------------------------------------------------------
Identifiable assets at        $  3,702,000         $  2,682,000        $  484,000        $ (716,000)      $ 6,152,000
  Sept 30, 2000
----------------------------------------------------------------------------------------------------------------------

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

For the nine-month period ended September 30, 2000, cash used in operating activities was $679,000, cash used in investing activities was $6,000 and cash of $633,000 was provided by financing activities. As a result, at September 30, 2000, cash decreased by $52,000 from $63,000 at December 31, 1999 to $11,000 at September 30, 2000. The Company had a negative working capital of $5,848,000 at September 30, 2000.

Accounts payable and other liabilities decreased to $4,187,000 at September 30, 2000 from $4,980,000 at December 31, 1999 primarily due to increased borrowings from the financial institution and a reduction in inventory.

During the nine-month period ended September 30, 2000, debt to a financial institution increased by $729,000 to $2,995,000 and notes payable increased by $23,000 to $4,338,000.

At September 30, 2000, the Company had outstanding related party notes payable totaling $2,856,000 as follows:

             Twelve Months Ended
             September 30              Amount
             ------------              ------
              2001                   $2,339,000
              2002                      339,000
              2003                      178,000
                                     ----------
                                      2,856,000
             Current Portion          2,339,000
                                     ----------
                                     $  517,000
                                     ==========

Of this amount, $2,115,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payables aggregating $2,683,000 are personally guaranteed by certain stockholders of the Company.

At September 30, 2000, the Company owed $2,995,000 pursuant to a loan and security agreement with a financial institution, which expires June 2001. The Company, under this agreement is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (9.50% at September 30, 2000) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

At September 30, 2000, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At September 30, 2000 the Company owed a related party $496,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into office and warehousing space at the same location. In addition, the company also owed this entity an additional $165,000 for net advances received from them, of which $144,000 are due September 30, 2002. Interest on these obligations are payable at the rate of 12% per annum.

During the month of June 2000 the Company and certain holders of the 1996 and 1996-A Preferred Stock agreed to convert 50 shares and 830 shares of the 1996 and 1996-A Preferred, respectively, into a total of 12,572,000 shares of Common Stock, the cumulative dividends on these preferred shares, in the amount of $126,000 were forfeited by the holders.

Results of Operations

The Company had net sales of $4,287,000 and $4,201,000, respectively, for the three-month periods ended September 30, 2000 and September 30, 1999 and $11,710,000 and $10,763,000, respectively, for the nine-month periods ended September 30, 2000 and September 30, 1999. The increase in sales is primarily due to higher IHW sales which more then offset lower Ace sales.

Gross profit margins for the third quarter ended September 30, 2000 and September 30, 1999 were 36% and 34%, respectively and for the nine-month periods ended September 30, 2000 and September 30, 1999 were 37% and 33%, respectively. The increase in gross profit margin is attributable to a strong dollar and higher gross profit margin on Ace's sales.

Selling, general and administrative expenses were $818,000 and $767,000 or 19% and 18% of net sales, respectively, in the three-month periods ended September 30, 2000 and September 30, 1999, and $2,450,000 and $2,122,000 or 21% and 20% of
net sales, respectively, in the nine month periods ended September 30, 2000 and September 30, 1999. Selling, general and administrative expenses increased because of higher selling expenses and increased payroll and professional fees.

Warehousing expenses were $238,000 and $203,000 or 6% and 5% of net sales, respectively, for the three-month periods ended September 30, 2000 and September 30, 1999, and $671,000 and $723,000 or 6% and 7% of net sales respectively for the nine-month periods ended September 30, 2000 and September 30, 1999. The decrease for the nine-month period is primarily attributable to lower expenses associated with the Company's move into smaller warehouse space and utilizing outside warehousing.

Interest expense increased to $253,000 from $234,000 for the three-month period ended September 30, 2000, compared to the three-month period ended September 30, 1999, and increased to $747,000 from $692,000 for the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999. The increase of $19,000 for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 and $55,000 for the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30. 1999 was primarily due to higher levels of outstanding borrowings and an increase in the prime rate.

Inventory was $1,626,000 at September 30, 2000 compared to $1,063,000 at September 30, 1999. The increase in inventory is primarily the result of increased sales. Accounts receivable net was $3,359,000 at September 30, 2000 compared to $3,415,000 at September 30, 1999. The increase in receivables reflects the increase in net sales.

Due to the foregoing, the Company reported a net profit of $223,000 compared to a net profit of $228,000 respectively, for the three-month periods ended September 30, 2000 and September 30, 1999, and a net profit of $420,000 compared to a net profit of $50,000, respectively, for the nine-month periods ended September 30, 2000 and September 30, 1999.

                            PART II OTHER INFORMATION

Item 4. Submission of matters to a vote of Securities Holders. The Company held its annual shareholders' meeting on August 16, 2000. Richard Helfman, David Guttmann and Lala Bessler were re-elected directors. In addition, the shareholders approved the increase in the number of shares under the Company's 1998 Employee Stock Option Plan to 2,000,000 shares. There were 15,584,785 votes for the increase, 14,739 votes against and 1,674 votes abstained. The shareholders also approved an amendment to the Company's Certificate of Incorporation, to increase the number of authorized shares of common stock to 45,000,000. There were 15,584,785 votes for, 12,844 votes against and 2,073 votes abstained.

Item 6.  a.    Exhibits

         Exhibit 27. Financial Data Schedule

         b.    Reports on form 8-K

         The Registrant did not file reports on Form 8-K during the three months ended September 30, 2000.

                           CREATIVE TECHNOLOGIES CORP.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CREATIVE TECHNOLOGIES CORP.
                                                  ---------------------------
                                                  Registrant





Dated: November 14, 2000                          By: S/Richard Helfman
------------------------                              -----------------
                                                      Richard Helfman, President