Form 10KSB
period 2000-12-31
CREATIVE TECHNOLOGIES CORP
filed 2001-03-30
CIK 785321

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended
December 31, 2000                                   Commission File No. 0-15754

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for fiscal year ended December 31, 2000 were $15,714,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant is $307,356 as of March 15, 2001.

The number of shares outstanding of the registrant's Common Stock as of March 15, 2001 is:


              Class                                Outstanding at March 15, 2001
              -----                                -----------------------------
   Common Stock, $.09 par value                              16,698,831

PART I

ITEM 1. BUSINESS

     Creative Technologies Corp. ("CTC") is a holding company owning the stock of IHW, Inc. ("IHW"), a distributor for various European manufacturers of moderate to high-end housewares. IHW also owns the stock of Ace Surgical Supplies Co., Inc. ("Ace") an operating company, (collectively, the "Company"). Ace, in business since 1974, was acquired by CTC in October 1997 and transferred to IHW in November 1999. Ace distributes janitorial, dietary and medical products in the tri-state area, generally to hospitals, nursing homes and assisted living facilities. Ace is currently expanding its customer base to include various other facilities including educational, hospitality, institutional and entertainment. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products were distributed in 2000 by IHW were Brabantia International BV, Soehnle Wagen GmbH + Co, MAWA Metallwarenfabrik Wagner GmbH ("Mawa"), Foppa Pedretti S.p.A. and Evoluzione S.R.L. IHW is continually looking to distribute other complementary lines that meet its various criteria.

Brabantia Products

     The Company and Brabantia, a Netherlands company, entered into a five-year distributorship Agreement effective January 1, 1996 that provides for IHW to have the exclusive right to distribute Brabantia products in the United States. This 5-year agreement renews automatically on an annual basis provided that all terms and conditions are being met. The agreement has been renewed as of January 1, 2001 and the Company enjoys an excellent working relationship with Brabantia. Brabantia manufactures high quality houseware products and sells its products in over 68 countries throughout the world.

     Brabantia's major product categories include food storage, waste storage and laundry products. Brabantia's product lines are targeted to the middle to high end of the market. Brabantia develops and introduces new products every year.

     In 2000, sales of Brabantia products represented approximately 54% of total sales of the Company. Historically, the return rate for Brabantia products is low. The Brabantia line of products is being marketed primarily by the Company's Chief Executive Officer and the President to specialty stores, catalogs, hardware stores, mass merchandising stores and discounters. The Company displays its products at the Chicago Houseware Show, the Hardware Show, and other smaller regional shows. One customer comprised approximately 25% of total sales in 2000. No other customer comprised more then 10% of total sales.

Soehnle-Waagen - Scales

     Since 1996 the company has been distributing Soehnle's full line of bathroom scales, on an exclusive basis in the United States and Canada. In 2000 sales of Soehnle products represented approximately 6% of the total sales of the Company. The company has resigned this line effective January 1, 2001. Future operating results are not expected to be adversely effected.

Other Products

     IHW is the United States distributor of MAWA and Foppa Pedretti products. MAWA, a German company, is the largest European manufacturer of metal clothes hangers. Foppa Pedretti, an Italian company, manufactures a full line of high-end wooden space saving efficient home furnishings. The marketing efforts for these product lines began in early 1999 and sales to date have not been material. In 2000 the Company entered into an exclusive distribution agreement with Evoluzione S.R.L., an Italian manufacturer of laundry hampers, closet storage and organization accessories, portable wardrobes and clothing boxes. The sales to date have not been material.

Ace Surgical Supply Co., Inc.

     Ace, a wholly owned subsidiary purchased by the Company in October 1997, has distributed janitorial, dietary and medical supplies generally to Hospitals, nursing homes and assisted living facilities since 1974.

     The products can be generally categorized as disposables and include branded and non-branded lines of wound dressing, incontinence products, dietary supplies, housekeeping supplies and cleaning chemicals. These products are purchased by Ace from various sources, one of whom supplied more than 10% of Ace's total purchases. Ace generally has more than one supplier for all of its products and usually keeps under a 30-day supply of products in its inventory. Generally, Ace's customers have been customers for many years. Management believes that Ace allows its customers the convenience of purchasing many of its product needs from one source at a price that would not be higher than if such customers purchased the products from other distributors. Ace's sales for fiscal 2000 were approximately 38% of total sales.

     Two salesmen, who also call on new customers, perform marketing of Ace's products. Deliveries are performed by leased trucks and drivers.

Product Warranty

     Brabantia products sold by the Company contain between a two and ten-year limited warranty provided by Brabantia. Soehnle's products have a ten-year warranty provided by Soehnle. Any product returned to the Company as defective is returned to the manufacturer for partial credit. No warranty is available for the other IHW lines or Ace products.

Trademarks

     The Company generally provides in its distributorship agreements that the Company shall be entitled to distribute such products utilizing the trademarks of the companies that manufacture the product.

Competition

     The product lines that IHW distributes all compete with numerous companies selling similar products. The Company believes that its products are of higher quality than most competitors and have certain unique features and benefits.

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

Employees

     The Company has 30 employees. These include 17 people in administration, customer services and sales, 3 officers, and 10 people engaged in shipping and warehousing. The Company and Ace have entered into an agreement with United Production Workers Union, Local 17-18 under which agreement four employees receive certain health benefits and cost of living increases. This agreement terminates March 19, 2002.

ITEM 2. PROPERTIES

     The Company's executive offices and warehouse currently consist of approximately 28,800 square feet located at 170 53rd Street, Brooklyn, New York 11232 and is subleased on a month-to-month basis from a company owned by the Company's principal stockholders who sold the building in April 1999. Rent expense, inclusive of real estate taxes and assessments, for 2000 was approximately $158,000. See "Certain Relationships and Related Transactions." Outside public warehouse space is utilized as needed. The Company believes that its executive offices and warehouse space are sufficient for its current needs.

ITEM 3. LEGAL PROCEEDINGS & PRODUCT LIABILITY

     Various lawsuits and claims have been or may be instituted against the Company in the normal course of business. Based on facts currently available, management believes that the disposition of matters that are pending or asserted are negligible and will not have a material adverse effect on the financial position or the results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for the vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed for trading on the Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the fiscal quarters of 2000 and 1999. These quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.


                               Fiscal Year Ended        Fiscal Year Ended
                               December 31, 2000        December 31, 1999
                               High Bid  Low Bid        High Bid  Low Bid
                               --------  -------        --------  -------
COMMON STOCK (CRTV)
-------------------
First Quarter                   $0.4375   $0.27         $0.3750   $0.1250
Second Quarter                  $0.27     $0.18         $0.1875   $0.1000
Third Quarter                   $0.18     $0.18         $0.1250   $0.1000
Fourth Quarter                  $0.18     $0.06         $0.3825   $0.09375

---------------

The closing bid price of the Common Stock on March 15, 2001 was $0.07.

     At March 15, 2001, there were in excess of 750 Shareholders. Holders of Common Stock are entitled to dividends, when, as, and if declared by the Board of Directors out of funds legally available therefore. The holders of the Common Stock may not receive dividends until the holders of the Preferred Stock receive all accrued but unpaid dividends. The Company has not paid any cash dividends on its Common Stock and, for the immediate future, intends to retain earnings, if any, to finance the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     The Company had an operating profit for the year ended December 31, 2000 of $423,000 compared to an operating profit of $56,000 for the year ended December 31, 1999. As of December 31, 2000, the Company had a working capital deficit of $5,392,000. The 2000 results were positively affected by greater sales by IHW. The results of operations were negatively affected by a decrease in Ace's sales and the continued heavy interest burden of the notes payable, which represented monies borrowed to support the now discontinued electrics business and loans payable from a financial institution.

     Last year IHW experienced a solid growth in Brabantia sales and is forecasting continued growth in 2001. Sales of MAWA and Foppa Pedretti products are not expected to be material this year; however, management believes sales from the Evoluzione line will make a positive contribution to the 2001 operating results. The Company continues to seek strategic partnerships with other manufacturers of high quality, unique and complementary houseware products.

     Ace experienced a decline in sales as a result of management's decision to give up certain low profit accounts and product lines to concentrate on implementing a long-term strategy to develop and offer higher margin and less competitive services and products. Ace has recently hired two new salesmen to help in increasing sales.

The Company believes that it will be able to continue as a going concern and generate sufficient cash flow to meet its obligations as they come due. IHW has seen its sales platform for Brabantia steadily increase on a monthly basis, both in terms of the number of retail accounts and the number of items that these customers are carrying. The Company believes that there has been a positive reaction to the new lines, which the Company is introducing and the Company expects to add additional complementary lines in the future. The Company receives favorable terms from its suppliers, enjoys a satisfactory banking relationship with Wells Fargo Credit Corporation ("Wells") and is continuing to look for ways to cut costs, reduce overhead and operate more efficiently.

Liquidity and Capital Resources

     For the year ended December 31, 2000 ("fiscal 2000"), cash used in operating activities was $413,000. Cash of $8,000, was used in investing activities and cash of $382,000 was provided by financing activities. As a result, at December 31, 2000 cash decreased by $39,000 to $24,000 compared to $63,000 at December 31, 1999. The Company had a negative working capital of $5,392,000 at December 31, 2000.

     Accounts payable and other liabilities decreased to $3,881,000 at December 31, 2000 from $4,980,000 at December 31, 1999. This is attributable primarily to increased borrowing and a reduction in accounts receivable.

     At December 31, 2000, the Company had $3,179,000 of notes outstanding to various individuals and shareholders of the Company. These loans bear interest at between 12%-18% per annum. Of this amount, $2,328,000 is due currently, $2,181,000 of which is due on demand. Of the remaining $851,000 notes outstanding, $330,000 is due in monthly installments through July 2003 and $521,000 is due September 30, 2002. Of these related party loans, $2,639,000 is guaranteed by certain stockholders of the Company.

     At December 31, 2000, the Company had a credit line with Wells in the total amount of $3,000,000, which expires June 2001 and had a balance of $2,844,000 at December 31, 2000. The loans under this line are on a revolving credit basis based on asset availability. The Company pays an interest rate equal to the greater of 9% or the prime rate plus 2.5%. The Company also pays a minimum loan fee in the event that the closing daily unpaid balance is less than a certain amount. The Company paid a facility fee to obtain the line of credit and pays certain administrative fees. Wells obtained a security interest in all the assets of the Company. The Company enjoys a satisfactory banking relationship with Wells. A stockholder has given his limited personal guarantee for this loan.

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

     In addition, certain of these related party noteholders aggregating $1,180,000 agreed to restructure the terms of their notes and as a result, interest accrued in the amount of $233,000 was waived and principal in the amount of $187,000 was forgiven. The waived interest and principal forgiven totaling $420,000 has been recorded as a capital contribution. Principal and interest in the amount of $402,000 and $6,000 respectively, was paid as part of the $1,082,000 of payments made by the guarantors as described above and repayment of the remaining $591,000 of debt is being made in varying monthly installments over 48 months with interest at the rate of 12% per annum. During the years ended December 31, 2000 and December 31, 1999 principal payments related to these term loans aggregated $87,000 and $33,000, respectively. In addition during the year ended December 31, 2000 the Company repaid $44,000 of loans from other related party noteholders. Also the Company repaid $213,000 of due to related party and converted $351,000 in principal and $170,000 in interest into a long-term note due September 30, 2002.

During June of 2000, the Company and certain holders of the 1996 and 1996-A Preferred Stock agreed to convert 50 shares and 830 shares of the 1996 and 1996-A Preferred Stock, respectively, into a total of 12,572,000 shares of Common Stock. Cumulative dividends on these Preferred Stock, in the amount of $396,000 were forfeited by the holders.

Results of Operations

     The Company had net sales of approximately $15,714,000 in the fiscal year ended December 31, 2000 compared to net sales of approximately $14,929,000 for the fiscal year ended December 31, 1999. The increase in sales was the result of higher IHW sales.

     Gross profit margins for the fiscal year ended December 31, 2000 and December 31, 1999 were 36% and 33%, respectively. The increase is due to Ace selling a more favorable product mix and IHW benefiting from a strong dollar in its purchases made from Europe.

     Selling, general and administrative expenses in fiscal 2000 were $3,343,000, an increase of $352,000 from fiscal 1999 expense of $2,991,000. The increase is attributable primarily to the increase in sales. Warehousing costs decreased to $905,000 for Fiscal 2000 from $921,000 in Fiscal 1999. The decrease is due primarily to the move during 1999 to smaller space.

     Interest expense and financing costs in Fiscal 2000 were $1,004,000; an increase of $76,000 from the

$928,000 incurred during Fiscal 1999. This increase is the result of higher borrowing.

     Ending inventory at December 31, 2000 was $1,736,000 compared to $1,772,000 as of December 31, 1999. This decrease in inventory is primarily the result of IHW reducing its inventory of Soehnle bathroom scales.

     Due to the forgoing, the Company had net income of approximately $423,000 in fiscal 2000 compared to net income of $56,000 in fiscal 1999.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The officers and directors of the Company are as follows:


     Name                   Age    Title
     ----                   ---    -----
     David Guttmann         54     Chairman of the Board

     Richard Helfman        54     Director and President of the Company and IHW

     David Selengut         45     Secretary

     Lala Bessler           53     Director and President of Ace

     Alan Miller            39     Director

     Abraham Guttmann       51     Director

     Alan Berger            33     Director

     Robert Bruckstein      53     Director

     David Guttmann has been a Director and Chief Executive Officer of the Company since May 1994 and Chairman of the Board since May 1997. From June 1983 until May 1994, Mr. Guttmann was Chief Executive Officer of Applied Microbiology Inc., and was its chairman until October 1995.

     Richard Helfman has been a Director of the Company since April 1990 and President since March 1990. He has also been President of IHW since July 1997. From May 1987 to June 1989, Mr. Helfman was a commercial lending officer at The First New York Bank for Business, and from 1979 until May 1987, was a commercial lending officer at Extebank.

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

     Lala Bessler has been a Director of the Company since December 1998 and President of Ace Surgical Supply Co., Inc. since 1986.

     Alan Miller has been a Director of the Company since December 2000. He has been President of Miller Consulting for more than the past five years. He is also a director and member of the compensation committee of Encore Marketing Incorporated.

     Alan Berger has been a Director of the Company since December 2000. He has been the Chief Operating Officer of Pagetalk Inc. since August 1999 and Chief Operating Officer of Bill's Internet Yellow Pages, Inc. from July 1996 until August 1999.

     Abraham Guttmann has been a Director of the Company since December 2000. He has been Vice President in charge of operations since March 1993.

     Robert Bruckstein has been a Director of the Company since December 2000. He has been a physician in private practice since 1975.

     Each of the Company's Directors has been elected to serve until the next annual meeting of the stockholders. The Company's Directors appoint the Company's executive officers annually. Each of the Company's Directors and Officers continues to serve until his successor has been elected and qualified. David Guttmann and Abraham Guttmann are brothers.

     To the Company's knowledge, there were no delinquent 16(a) filers for transactions in the Company's securities during the year ended December 31, 2000.

The Audit Committee consists of David Guttmann, Alan Miller and Alan Berger. The Company does not have a Compensation Committee or a Nominating Committee.

     The Audit Committee oversees the accounting and tax functions of the Company, including recommending to the Company independent auditors to conduct the annual audit of the Company's financial statements, reviewing the scope and costs of the audit plans of the independent auditors, reviewing the Company's internal accounting controls, advising and assisting the Board of Directors in evaluating the auditor's review and supervising the Company's financial and accounting organization and financial reporting.

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

                           SUMMARY COMPENSATION TABLE

                                 Annual                            Long-Term
                                 Compensation                      Compensation

                                                Other Annual       Awards
Name and Principal       Year    Salary ($)     Compensation ($)   Options (#)
Position
David Guttmann,
Chief Executive Officer  2000    $200,660
                         1999    $143,160
                         1998    $106,333
Richard Helfman,
President                2000    $180,000
                         1999    $180,000
                         1998    $126,485

Lala Bessler             2000    $128,065
                         1999    $117,625
                         1998    $116,406

Abraham Guttmann         2000    $200,271


                              OPTION GRANTS IN 2000

                               Percent of Total
              Options         Options Granted to        Exercise   Expiration
Name          Granted      Employees in Fiscal Year      Price        Date
(a)           (b)                   2000                $

                                    NONE


       AGGREGATED OPTION EXERCISES IN 2000 AND FOR YEAR-END OPTION VALUES

                                                  Number of       Value of
                                                 Unexercised    Unexercised
                                                   Options      in-the-Money
                                                  at Fiscal       Options
                                                  Year-End       at Fiscal
                      Shares         Value           (#)         Year-End ($)
                    Acquired on     Realized     Exercisable/   Exercisable/
Name                Exercise (#)      ($)       Unexercisable   Unexercisable
(a)                 (b)             (c)         (d)             (e)




David Guttmann          -0-           -0-            -0-             -0-

Richard Helfman         -0-           -0-            -0-             -0-

Lala Bessler            -0-           -0-            -0-             -0-

Abraham Guttmann        -0-           -0-            -0-             -0-




ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2000, certain information as to the stock ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, by each director of the Company who owns any shares, and by all officers and directors as a group. This table includes the shares of 1997 Preferred Stock which have the right to cast 1000 votes per share of 1997 Preferred Stock.


                                                          Percentage of
Name of Beneficial         Number of Shares of             Class as of
      Owner               Common Stock Owned (1)        December 31, 2000

Bonnie Septimus (2)            7,165,661                       37.5%
72 Lord Avenue
Lawrence, NY

David Guttmann  (3)            7,407,893                       31.3%
170 53rd Street
Brooklyn, NY 11235

Rochelle Guttmann  (4)         3,785,714                       22.7%
170 53rd Street
Brooklyn, NY 11235

Abraham Guttmann               3,853,178                       23.2%
170 53rd Street
Brooklyn, NY 11235

Richard Helfman                   22,777                         *
170 53rd Street
Brooklyn, NY 11235

Lala Bessler (5)                  10,046                         *
170 53rd Street
Brooklyn, NY 11235

Alan Miller (6)                  769,100                        4.4%

Alan Berger (7)                   32,555                         *

Robert Bruckstein                629,557                        3.7%

All officers and
directors as a
group (7 persons)(9)          12,725,106                         51%

*        Represents less then 1%

(1) Except as otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the persons named.

(2) A portion of the Common Stock is owned by Mrs. Septimus as nominee for certain members of her family and shares owned by her husband, as to which she disclaims beneficial interest of. Also includes 1,100,000 shares of Common Stock issuable upon conversion of 1996-A Preferred Stock and 1,324.5 shares of 1997 Preferred Stock, which represents the right to 1,324,500 votes.

(3) A portion of the Common Stock is currently being held by Mr. Guttmann as nominee for certain members of his immediate family. Also includes 4,500,000 shares of Common Stock issuable upon conversion of the 1996 and 1996-A Preferred Stock and the 1,357 shares of 1997 Preferred Stock, which represents the right to 1,357,000 votes. Also includes 1,111,111 shares of Common Stock issuable upon conversion of 200 shares of 2000 Preferred Stock owned by a family partnership. This amount does not include shares owned by his wife, Rochelle Guttmann, listed below, as to which he disclaims beneficial interest of.

(4) Does not include shares held by her husband, David Guttmann, listed above, as to which she disclaims beneficial interest of.

(5) Includes 2,190 shares owned by her husband as to which she disclaims beneficial interest of.

(6)      Includes 700,000 shares issuable upon exercise of a warrant.

(7) Consists of shares owned by his wife, as to which he disclaims beneficial interest of.

(8) Includes 300,000 shares issuable upon exercise of a warrant and 200 shares of 1997 Preferred Stock, which represents the right to 200,000 votes. Half of such Preferred Stock is owned by Dr. Brukstein's wife as to which he disclaims beneficial interest of.

(9)      Includes the shares described in footnotes (3), (5), (6), (7) and
         (8) above.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Barry Septimus and David Guttmann personally guaranteed certain indebtedness of the Company in the amount of $2,639,000 as of December 31, 2000.

         The Company's executive offices and warehouse at 170 53rd Street, Brooklyn, NY are subleased on a month-to-month basis at a cost of $13,200 per month inclusive of real estate taxes from a Company owned by the Company's principal stockholders. Rent and expenses inclusive of real estate taxes for the Brooklyn facility for 2000 was $158,000.

         In December 1996, the Company obtained a line of credit from Century Business Credit Corporation ("Century"). During 2000 Wells Fargo Credit Corporation ("Wells") bought the division from Century. David Guttmann guarantees up to $1,000,000 of the Company's obligations to Wells. See "Management's Discussion and Analysis or Plan of Operation" for a description.

         In November, 2000 Diel Holding Co. L.P., a family partnership of David Guttmann, purchased 200 shares of 2000 Preferred Stock for $1,000 per share. See
Note 4 to the Audited Financial Statements for a description of this Preferred Stock.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

A.       Exhibits:

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

           (W) 1998 Stock Option Plan incorporated by reference to Appendix A to the Proxy Statement for the 1998 Shareholders' meeting.

           (X)       Distributorship Agreement with Evoluzione S.R.L.


B)         REPORTS ON FORM 8-K

     The registrant did not file reports on form 8-K during the year ended December 31, 2000.

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


Dated: March 30, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



___________________                 Chairman of the Board
David Guttmann                           of Directors
                                         March 30, 2001


___________________                 President, Director and
Richard Helfman                          Chief Financial Officer
                                         March 30, 2001

___________________                 Director
Lala Bessler                             March 30, 2001


___________________                 Director
Alan Miller                              March 30, 2001


___________________                 Director
Alan Berger                              March 30, 2001


___________________                 Director
Robert Bruckstein                        March 30, 2001

___________________                 Director
Abraham Guttmann                         March 30, 2001

CREATIVE TECHNOLOGIES CORP.
 AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------









INDEPENDENT AUDITOR'S REPORT


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

INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Creative Technologies Corp.


We have audited the accompanying consolidated balance sheet of Creative Technologies Corp. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Technologies Corp. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 8, 2001

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

DECEMBER 31, 2000
-------------------------------------------------------------------------------


ASSETS

Current Assets:
  Cash                                                                                               $          24,000
  Accounts receivable - net of allowance for doubtful accounts and rebates of $410,000                       2,828,000
  Inventories                                                                                                1,736,000
  Prepaid expenses and other current assets                                                                    219,000

-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                                   4,807,000

Fixed Assets - less accumulated depreciation of $53,000                                                         78,000

Other Assets                                                                                                   778,000

-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                                       $   5,663,000
===================================================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Loans payable - financial institution                                                                  $   2,844,000
  Notes payable - other                                                                                      1,082,000
  Notes payable - related parties                                                                            2,328,000
  Accounts payable and accrued expenses                                                                      3,881,000
  Due to related party                                                                                          64,000

-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                                             10,199,000

-----------------------------------------------------------------------------------------------------------------------------------
Notes Payable - related parties                                                                                851,000

Subordinated Note Payable - affiliate                                                                          400,000

-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                                     11,450,000
-----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
 liquidation value $3,500,000)                                                                                 400,000
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' Deficiency:
  Preferred stock - $.01 par value; authorized 5,000,000 shares: 10,000 shares of convertible stock designated as 1996 preferred stock - $1,000
     stated value; issued and outstanding 550 shares (liquidation value $550,000)                              550,000
    10,000 shares of convertible stock designated as 1996-A preferred stock - $1,000
     stated value; issued and outstanding 340 shares (liquidation value   $340,000)                            340,000
    1,000 shares of convertible stock designated as 2000 preferred stock- $1,000
      stated value; issued and outstanding 200 shares (liquidation value $200,000)                             200,000
  Common stock - $.09 par value; authorized 45,000,000 shares, issued and
   outstanding 16,699,000 shares                                                                             1,503,000
  Additional paid-in capital                                                                                 7,929,000
  Accumulated deficit                                                                                      (16,709,000)

-----------------------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' DEFICIENCY                                                                              (6,187,000)
-----------------------------------------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                     $   5,663,000
===================================================================================================================================

               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                                                                      CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                                                                           CONSOLIDATED STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                                                      1999                 2000
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                             $14,929,000          $15,714,000

Cost of sales                                                                          10,033,000           10,039,000
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                            4,896,000            5,675,000
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Selling, general and administrative                                                   2,991,000            3,343,000
  Warehousing costs                                                                       921,000              905,000
  Interest expense and financing costs                                                    928,000            1,004,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        4,840,000            5,252,000
-----------------------------------------------------------------------------------------------------------------------------------


Net income                                                                                 56,000              423,000

Less undeclared dividends on preferred stock                                             (632,000)            (226,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common shares                                         $  (576,000)          $  197,000
===================================================================================================================================

Net income (loss) per common share -
   Basic                                                                              $      (.14)          $      .02
   Diluted                                                                            $      (.14)          $      .01
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================

Weighted-average number of shares
   Basic                                                                                4,127,000           11,326,000
   Diluted                                                                              4,127,000           26,971,000
===================================================================================================================================

               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.


                                                                                       CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

====================================================================================================================================

YEARS ENDED DECEMBER 31, 1999 AND 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                           1996                   1996-A                            2000
                                                      PREFERRED STOCK         PREFERRED STOCK                  PREFERRED STOCK
                                                    NUMBER                  NUMBER                        NUMBER
                                                   OF SHARES     AMOUNT    OF SHARES        AMOUNT       OF SHARES        AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                            600  $     600,000     1,170   $     1,170,000         -                -

Increase in carrying value of 1997-A preferred

 stock issued in connection with acquisition          -             -          -                -            -                -

1997-A preferred stock dividend accrued               -             -          -                -            -                -

Capital contribution arising from restructuring of related party debt

Net income for year ended December 31, 1999           -             -          -                -            -                -
------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1999                          600        600,000     1,170         1,170,000         -                -

Conversion of 50 shares of 1996 preferred

stock into common shares                              (50)       (50,000)      -                -            -                -

Conversion of 830 shares of 1996-A preferred

stock into common shares                                                      (830)         (830,000)        -                -

Issuance of 2000 preferred stock to related party     -             -          -               -              200          200,000

Increase in carrying value of 1997-A preferred

 stock issued in connection with acquisition          -             -          -               -              -               -

1997-A preferred stock dividend accrued               -             -          -               -              -               -

Net income for the year ended December 31, 2000       -             -          -               -              -               -
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                          550    $   550,000       340     $     340,000          200      $   200,000
====================================================================================================================================



====================================================================================================================================

YEARS ENDED DECEMBER 31, 1999 AND 2000
------------------------------------------------------------------------------------------------------------------------------------


                                                         COMMON STOCK               ADDITIONAL
                                                    NUMBER                            PAID-IN         ACCUMULATED
                                                   OF SHARES        AMOUNT            CAPITAL           DEFICIT            TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                          4,127,000  $     371,000    $     8,692,000 $     (17,188,000) $     (6,355,000)

Increase in carrying value of 1997-A preferred

 stock issued in connection with acquisition             -              -               (43,000)           -                (43,000)

1997-A preferred stock dividend accrued                  -              -              (420,000)           -               (420,000)

Capital contribution arising from restructuring
of related party debt                                                                   420,000                             420,000

Net income for year ended December 31, 1999              -              -                  -               56,000            56,000
------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1999                        4,127,000        371,000          8,649,000       (17,132,000)       (6,342,000)

Conversion of 50 shares of 1996 preferred

stock into common shares                              715,000         65,000            (15,000)           -

Conversion of 830 shares of 1996-A preferred

stock into common shares                           11,857,000      1,067,000           (237,000)           -

Issuance of 2000 preferred stock to related party        -              -                  -               -                200,000

Increase in carrying value of 1997-A preferred

 stock issued in connection with acquisition             -              -               (48,000)           -                (48,000)

1997-A preferred stock dividend accrued                  -              -              (420,000)           -               (420,000)

Net income for the year ended December 31, 2000          -              -                  -              423,000           423,000
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                       16,699,000 $    1,503,000       $  7,929,000  $    (16,709,000)  $    (6,187,000)
====================================================================================================================================

               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                       CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                                                               CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                                                      1999                 2000
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                           $   56,000         $    423,000
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                          42,000               37,000
    Amortization of goodwill                                                               35,000               35,000
    Increase in allowance for doubtful accounts and rebates                               101,000               24,000
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                         (396,000)             318,000
      Decrease (increase) in inventories                                                 (423,000)              36,000
      Decrease (increase) in prepaid expenses and other current assets                    (84,000)              59,000
      Decrease (increase) in other assets                                                 (17,000)               3,000
      (Decrease) increase in accounts payable and accrued expenses                        525,000           (1,348,000)
-----------------------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN OPERATING ACTIVITIES                                           (161,000)            (413,000)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities- Acquisition of fixed assets                         (96,000)              (8,000)
-----------------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
  Net repayments of loans payable - financial institution                                 (17,000)             578,000
  Proceeds from notes payable - related parties                                           200,000               35,000
  Repayment of notes payable - related parties                                           (285,000)            (399,000)
  Proceeds from related party                                                             790,000                -
  Repayment to related party                                                             (369,000)             (32,000)
  Proceeds from sale of preferred stock                                                     -                  200,000
-----------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                        319,000              382,000
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                            62,000              (39,000)
Cash at beginning of year                                                                   1,000               63,000
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                    $   63,000        $      24,000
===================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                               $  976,000         $    742,000
===================================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Payments of $685,000 of principal and $397,000 of interest to noteholders
  by guarantors on behalf of the company                                               $1,082,000               -
===================================================================================================================================
Note issued to guarantors                                                              $1,082,000               -
===================================================================================================================================
Restructuring of related party debt including interest of $233,000                     $  420,000               -
===================================================================================================================================
Net fixed assets transferred to a related party in satisfaction of certain obligations $  135,000               -
===================================================================================================================================

               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

  1.  SIGNIFICANT ACCOUNTING  Creative Technologies Corp. ("CTC") and
      POLICIES:               Subsidiaries (collectively the "Company") are
                              engaged in importing and marketing small household products (principally to department and discount stores, catalogues and other retailers) and medical, janitorial and dietary products to hospitals, other healthcare facilities, hotels and entertainment facilities.

                              The Company has a working capital deficiency of $5,392,000, and a stockholders' deficiency of $6,187,000 as of December 31, 2000. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due which management believes it will be able to do. Management believes that there is positive sales momentum being generated by products sold pursuant to the distribution agreements referred to in Note 7. The Company will continue to negotiate increased bank credit availability referred to in Note 8. In addition, cost-cutting measures to reduce overhead are continuing.

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

                              Basic net income per common share is based on the weighted-average number of shares outstanding during the period while diluted net income per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method and convertible Preferred Stock. Both basic net loss per share and diluted net loss per share are the same for the year ended December 31, 1999, since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

                              Net income per common share is based on the net income reduced by the cumulative dividend requirements on preferred stock of $226,000 and $632,000 for the years ended December 31, 2000 and December 31, 1999 respectively divided by the weighted-average number of common shares outstanding.

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

                              SFAS No. 123, Accounting for Stock-based
                              Compensation encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and to present pro forma earnings
                              (loss) and per share information as though it had adopted SFAS No. 123. Under the provisions of APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

                              Goodwill aggregating $758,000 at December 31, 2000 arising from business acquisitions accounted for under the purchase method is being amortized over 25 years using the straight-line method and is included in other assets. Accumulated amortization amounted to $102,000 at December 31, 2000.

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

                              For comparability, certain 1999 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2000.

                              The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.


  2.  CONCENTRATION OF        During the year ended December 31, 2000 one
      CREDIT RISK:            customer comprised approximately 19% of the
                              Company's accounts receivable and the customer comprised approximately 25% of sales for the year then ended. During the year ended December 31, 1999 one customer comprised approximately 19% of sales. Such sales have been reported in the small household products business segment.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================


  3.  FIXED ASSETS:           Fixed assets are comprised of the following:

                                                             Estimated
                                                            Useful Life
-------------------------------------------------------------------------------

Equipment                               $   77,000              5 years
Furniture and fixtures                      54,000         3 to 7 years

-------------------------------------------------------------------------------

                                         $ 131,000
Less accumulated depreciation               53,000
-------------------------------------------------------------------------------

                                          $ 78,000
===============================================================================



  4.  PREFERRED  STOCK:       In October 2000, the board of directors designated
                              1,000 shares of preferred stock as "2000 Preferred
                              Stock" valued at $1,000 per share. The holders of 2000 Preferred Stock are entitled to:

                                (i) receive cumulative dividends at the rate of
                                    $120 per annum per $1,000, payable quarterly in cash or common stock at the option of the Company;

                               (ii) convert each share of preferred stock into
                                    common stock at a rate of the lesser of
                                    $ .18 or the average closing bid price per share for the 5 days prior to conversion;

                              (iii) redemption of their preferred shares on
                                    January 1, 2003 at $1,000 per share plus unpaid dividends payable in cash or shares of common stock at the option of the Company, as amended;

                               (iv) liquidation preferences of $1,000 per
                                    preferred share; and

                                (v) no voting rights.

                              The Company, at its option, has the right to redeem all or any portion of the 2000 Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to January 1, 2003, upon not less than 30 days written notice.

                              Management intends to satisfy the cumulative unpaid 2000 Preferred Stock dividends, which aggregated $3,000 at December 31, 2000 through the issuance of securities of the Company.

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

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

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

                              The holders of 1997-A Preferred Stock are not entitled to:

                                (i) convert the 1997-A Preferred Stock into
                                    common stock; or

                                (ii)vote at any meeting of the stockholders
                                    of the Company unless the dividends are
                                    in arrears longer than one year at which time the holders of the 1997-A Preferred Stock shall be entitled to 1,000 votes per share and shall vote along with the holders of common stock as one class.

                               At December 31, 2000, $916,000 of dividends were in arrears longer then one year and as a result, holders of the 1997-A preferred Stock are entitled to 3,500,000 votes along with holders of 16,699,000 Shares of Common Stock.

                              At the effective date of the Ace merger, the estimated fair value of the 1997-A Preferred Stock amounted to approximately $265,000 pursuant to a valuation by an independent financial advisory firm.

                              Cumulative unpaid 1997-A Preferred Stock dividends aggregated $1,336,000 at December 31, 2000.


                              In June 1996, the board of directors designated 10,000 shares of preferred stock as "1996 Preferred Stock" valued at $1,000 per share. The holders of 1996 Preferred Stock are entitled to:

                                (i) receive cumulative dividends at the rate of
                                    $120 per annum per $1,000, payable quarterly in cash or common stock at the option of the Company;

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

                              During June 2000, the Company and certain holders of the 1996 Preferred Stock agreed to convert 50 shares of Preferred Stock into 715,000 Shares of Common Stock.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================


                              Management intends to satisfy the balance of the cumulative unpaid 1996 Preferred Stock dividends, which aggregated approximately $302,000 at December 31, 2000 through the issuance of securities of the Company.

                              On September 30, 1996, the board of directors designated 10,000 shares of preferred stock as "1996-A Preferred Stock" valued at $1,000 per share. The holders of 1996-A Preferred Stock are entitled to:

                                (i) receive cumulative dividends at the rate of
                                    $120 per annum per $1,000, payable quarterly in cash or common stock at the option of the Company;

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

                              During June 2000, the Company and certain holders of the 1996-A Preferred Stock agreed to convert 830 Shares of Preferred Stock into 11,857,000 shares of Common Stock.

                              Management intends to satisfy the balance of the cumulative unpaid 1996-A Preferred Stock dividends, which aggregated approximately $175,000 at December 31, 2000 through the issuance of securities of the Company.

                              As a result of the conversion of both the 1996 Preferred Stock and the 1996-A Preferred Stock, cumulative unpaid dividends in the amount of $396,000 were forfeited by the holders.

  5.  ACCOUNTS PAYABLE AND    The following are included in accounts payable
      ACCRUED EXPENSES:       and accrued expenses at December 31, 2000:

                              Accounts payable                            $1,680,000
                              Interest                                       343,000
                              Dividends on 1997-A preferred stock          1,336,000
                              Other accrued expenses                         522,000

                              ------------------------------------------------------
                                                                          $3,881,000
                              ======================================================

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

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

                              During July 1998, the shareholders approved the establishment of a stock option plan (the "1998 Plan") which provides for issuance of incentive stock options or nonqualified stock options to eligible employees, officers, nonemployee directors and certain outside consultants. The aggregate number of shares of common stock to be issued under this plan is 2,000,000. Options are granted at the discretion of the board of directors. Options granted under the 1998 Plan expire at the end of 5 or 10 years from the date of grant or 3 months or 1 year after termination of service to the Company or employment, whichever is earlier. Incentive stock options may not be granted at less than fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder).

                              Stock option activity under the 1993 Plan, and the 1998 Plan, is summarized as follows:

Year ended December 31,                       1999                        2000
------------------------------------------------------------------------------------------

                                                    Weighted-                 Weighted-
                                                     Average                   Average
                                                    Exercise                  Exercise
                                       Shares         Price        Shares       Price
------------------------------------------------------------------------------------------
Options outstanding at
 beginning of year                     724,994      $   .57        713,328    $  .42
Expired and canceled                   (11,666)     $  9.93       (693,330)   $  .32
------------------------------------------------------------------------------------------
Options outstanding at end
 of year                               713,328      $   .42         19,998    $ 3.65
==========================================================================================

Options exercisable at end
 of year                               713,328      $   .42         19,998    $ 3.65
==========================================================================================

Weighted-average fair value of
 options granted during the year         -             -             -             -
==========================================================================================

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

                              The following table presents information relating to stock options outstanding at December 31, 2000:

                                 Options Outstanding                 Options Exercisable
--------------------------------------------------------------------------------------------

                                                    Weighted-
                                    Weighted-        Average                   Weighted-
                                     Average        Remaining                   Average
 Range of                           Exercise      Contractual                  Exercise
Exercise Price         Shares         Price       Life in Years     Shares       Price
--------------------------------------------------------------------------------------------

$  2.06                 16,666       $ 2.06           2.44           16,666       $ 2.06
$ 11.63                  3,332       $11.63           3.40            3,332       $11.63
--------------------------------------------------------------------------------------------
                        19,998                        2.60           19,998        $3.65
============================================================================================


                              All warrants issued prior to 2000 expired during 2000. In 2000, the Company issued 1,000,000 warrants to two new members of the board of directors with an exercise price of $.18 per share. The warrants expire October 2010.

                              The fair value of options and warrants granted to employees and members of the Board of Directors (which is amortized to expense over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2000:

                              Expected life of options or warrants                        5-10 Years
                              =======================================================================

                              Risk-free interest rate                                      4.5%-5.7%
                              =======================================================================

                              Volatility of Creative Technologies, Inc.                    73% -146%
                              =======================================================================

                              Expected dividend yield on Creative Technologies, Inc.               -
                              =======================================================================


                              The Company has elected in accordance with the provisions of SFAS No, 123, to apply the current accounting rules under AFS No.25 and related interpretations in accounting for stock options and warrants and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options and warrants granted at the grant date as prescribed by SFAS No.123, the Company's net income (loss) and income (loss) per common share for the years ended December 31, 1999 and 2000 would approximate the pro forma amounts shown in the table below.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

Year ended December 31,                           1999                      2000
------------------------------------------------------------------------------------
Reported net income (loss) applicable
to common shares                             $    (576,000)            $     197,000
Pro forma net income (loss)
applicable to common shares                  $    (576,000)            $      17,000
====================================================================================
Reported net income (loss) per
Common share -
      Basic                                  $        (.14)            $        .02
      Diluted                                $        (.14)            $        .01
Pro forma net income (loss) per
Common share - basic and diluted             $        (.14)            $       (.00)
====================================================================================


7. COMMITMENTS                During April 1999, the office and warehouse space,
   AND                        which the Company leased from a related party, was
   CONTINGENCIES              sold and its lease was terminated by the mutual
                              consent of the parties. In addition, Ace's guarantee of a $2,400,000 bond issued in connection with the office and warehouse facility has been terminated, as part of the sale transaction.

                              As an inducement to the Company for canceling its lease, the related party agreed to assume fixed assets aggregating $135,000 in satisfaction of certain obligations aggregating $135,000 and to reimburse the Company for any costs associated with the Company's relocation, which costs amounted to approximately $87,000 during the year ended December 31, 1999.

                              The Company is currently leasing office and warehousing space from a related party on a month-to-month basis, at a cost of $13,200 per month inclusive of real estate taxes. Rent and other expenses charged to operations for office and warehouse space aggregate $158,000 and $371,000 in 2000 and 1999, respectively.

                              The Company has distribution agreements with manufacturers of household products. Of which one requires the Company to make specified minimum purchases of $1,732,000 per year through December 31, 2001. This agreement which grants the Company exclusive distribution rights automatically renews provided that all conditions are being met.

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

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

8.    INCOME TAXES:           The major deferred tax asset (liability) items at
                              December 31, 2000 are as follows:

                              Net operating loss carry forwards                                             $7,685,000
                              Provision for doubtful accounts                                                  (28,000)
                              Depreciation of fixed assets                                                       4,000
                              Amortization of goodwill                                                          36,000
-----------------------------------------------------------------------------------------------------------------------

                                     TOTAL DEFERRED TAX ASSETS                                               7,697,000

                              Valuation allowance                                                           (7,697,000)

-----------------------------------------------------------------------------------------------------------------------
                                     NET DEFERRED TAX ASSETS                                                $     - 0 -
=======================================================================================================================

                              The difference between the tax provision (benefit) and the amount that would be computed by applying the statutory federal income tax rate to income before provision for taxes and extraordinary item is attributable to the following:

                              December 31,                                                   1999                 2000
-----------------------------------------------------------------------------------------------------------------------

                              Income tax provision at 34%                             $   $19,000             $144,000
                              State and local income tax provision -
                               net of federal tax effect                                    5,000               35,000
                              Utilization of net operating loss carry
                               forwards                                                  (140,000)            (188,000)
                              Other                                                       116,000                9,000

-----------------------------------------------------------------------------------------------------------------------
                                                                                      $     - 0 -             $  - 0 -
=======================================================================================================================

                              The Company's net operating loss carry forwards for income tax reporting purposes aggregate approximately $16,473,000 with the following expiration dates: $6,249,000 in year 2010, $7,129,000 in year 2011, and the remaining balance of $3,095,000 in year 2012.


   9.  NOTES PAYABLE AND      During May 1999, certain related party noteholders
       RELATED PARTY          demanded payment of a portion of their notes from
       TRANSACTIONS:          the Company. As the Company was unable to meet
                              these demands, payments of principal of $685,000 and interest of $397,000 totaling $1,082,000 were made by the guarantors of these notes, $1,037,000 during the second quarter of 1999 and $45,000 during the fourth quarter of 1999. The Company delivered promissory notes to the guarantors in said amount with principal and interest at the rate of 12% per year due upon demand. The Company pledged all of the shares of Ace and IHW to the guarantors, subject to the prior security interest of the financial institution and the other note holders. During 2000, the related party note holders sold their note to parties unrelated to the Company.

                              In addition, certain of these related party noteholders whose notes aggregated $1,180,000 agreed to restructure the terms of their notes and as a result, interest accrued in the amount of $233,000 was waived and principal in the amount of $187,000 was forgiven. The waived interest and principal forgiven totaling $420,000 has been recorded as a capital contribution. Principal and interest in the

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

                              amount of $402,000 and $6,000 respectively, was paid as part of the $1,082,000 of payments made by the guarantors as described above and repayment of the remaining $591,000 of debt is being made in varying monthly installments over 48 months with interest at the rate of 12% per annum. During the year ended December 31, 1999 principal payments related to these term loans aggregated $33,000. In addition, the Company repaid $52,000 of loans from other related party noteholders. Also the company borrowed an additional $200,000 from a related party which was repaid during the year ended December 31, 1999.

                              At December 31, 2000, the Company had outstanding related party notes totaling $3,179,000 payable as follows:

                              Year Ending December 31,             Amount
                                2001                            $ 2,328,000
                                2002                                733,000
                                2003                                118,000
                                                                    -------

                                                                  3,179,000
                              Current portion                     2,328,000
                                                                  ---------

                                                                   $851,000
                                                                  =========

                              Of the $3,179,000 of related party notes, $2,438,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party noteholders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,639,000 are personally guaranteed by certain stockholders of the Company.

                              At December 31, 2000, the Company owed $2,844,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000 as defined. This agreement expires in June 2001. The loan is collateralized by substantially all the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (9.5% at December 31, 2000) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness,
                              (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.


                              At December 31, 2000, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

                              At December 31, 2000 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. During April 1999, the related party sold the building occupied by the Company and the Company moved into office and warehousing space at the same location.

                              Included in prepaid expenses and other current assets at December 31, 2000 is an amount due from a major shareholder, consisting of interest and principle, aggregating $73,000. The note is due on demand, is collateralized, and interest on the loan is at 12% per year.

                              Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two related parties, a principal stockholder and the spouse of a principal stockholder of the Company. During 1999 and 2000, $120,000 was charged to operations for each of these individuals.

                              The fair value of the loans payable, notes payable and due to related party approximates the carrying amount based on rates available to the Company for similar debt.


 10.   RETIREMENT PLAN:       A subsidiary of the Company maintains a 401(k)
                              self-directed retirement plan covering its eligible employees, as defined. There were no contributions made during the year ended December
                              31, 2000. At December 31, 2000, the Company has outstanding loans from the plan aggregating approximately $200,000 due on demand with interest payable monthly at 12%. This amount is included in notes payable related parties.

 11.   OTHER MATTERS:         The Company purchases substantially all of its
                              small household finished goods from suppliers in the Netherlands, Italy, and Germany and its janitorial, medical and dietary finished goods from suppliers in the United States.

 12.   BUSINESS SEGMENTS:     In accordance with SFAS No. 131, the Company's
                              business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the years ended December 31, 1999 and 2000.

                                             CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------
 Year ended December 31, 1999

                                       Medical,
                                      Janitorial
                           Small         and
                         Household      Dietary
                         Products      Products    Corporate  Eliminations   Consolidated
-----------------------------------------------------------------------------------------
 Sales to
  unaffiliated
  customers             $ 8,137,000   $6,792,000    $      -    $       -    $14,929,000
 Intersegment sales           2,000            -           -       (2,000)

-----------------------------------------------------------------------------------------
 Total sales            $ 8,139,000   $6,792,000           -    $  (2,000)   $14,929,000
=========================================================================================

 Operating income
  (loss)                $   729,000   $  695,000   $(440,000)   $       -    $   984,000
 Interest expense          (701,000)    (227,000)          -            -       (928,000)

-----------------------------------------------------------------------------------------
 Net income (loss)      $    28,000   $  468,000   $(440,000)   $       -    $    56,000
=========================================================================================

 Depreciation of
  fixed assets          $    31,000   $   11,000   $       -    $       -    $    42,000
=========================================================================================

 Amortization of
  Intangibles           $         -   $   35,000   $       -    $       -    $    35,000
=========================================================================================

 Capital expenditures   $    96,000   $        -           -            -    $    96,000
=========================================================================================

 Identifiable assets
  at December 31,
  1999                  $ 3,329,000   $3,065,000   $ 484,000   $(672,000)    $ 6,206,000
=========================================================================================

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Year ended December 31, 2000

                                      Medical,
                                     Janitorial
                          Small         and
                        Household      Dietary
                        Products      Products    Corporate  Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------
Sales to
 Unaffiliated
 Customers             $ 9,821,000   $5,893,000          -         -            $15,714,000

----------------------------------------------------------------------------------------------------------
Total sales            $ 9,821,000   $5,893,000          -         -            $15,714,000
==========================================================================================================

Operating income
 (loss)                $ 1,252,000   $  615,000   $(440,000)       -        $     1,427,000
Interest expense          (815,000)    (189,000)         -         -             (1,004,000)

----------------------------------------------------------------------------------------------------------
Net income (loss)      $   437,000   $  426,000   $(440,000)       -        $       423,000
==========================================================================================================

Depreciation of
 fixed assets          $    30,000   $    7,000          -         -        $        37,000
==========================================================================================================

Amortization of
 Intangibles           $       -     $   35,000   $      -    $    -        $        35,000
==========================================================================================================

Capital expenditures   $     6,000   $    2,000          -         -        $         8,000
==========================================================================================================

Identifiable assets
 at December 31,
 2000                  $ 3,178,000   $2,747,000   $ 483,000   $(745,000)    $     5,663,000
==========================================================================================================