Form 10QSB
period 2001-03-31
CREATIVE TECHNOLOGIES CORP
filed 2001-05-04
CIK 785321

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                      March 31, 2001

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

            YES    X                                            NO
                 -----                                               -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.09                                 16,698,831
----------------------------            -------------------------------
(Title of each class)                   (Outstanding at March 31, 2001)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX


PART I  - FINANCIAL INFORMATION                                       PAGE

Item 1.       Condensed Consolidated Financial Statements


     Balance Sheet as at March 31, 2001 and December 31, 2000            3

     Statement of Operations
              For the Three Months ended
              March 31, 2001 and March 31, 2000                          4

     Statement of Stockholders' Deficiency
              For the Three Months ended March 31, 2001                  5

     Statement of Cash Flows
              For the Three Months ended
              March 31, 2001 and March 31, 2000                          6

     Notes to Condensed Consolidated Financial Statements           7 - 11

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations        12 - 14


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                          15

     Signatures                                                         16

                                   CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                           March 31,       December 31,
                                                                                            2001               2000
                                                                                         -----------       -----------
Assets                                                                                    Unaudited          Audited
Current assets:
  Cash                                                                                   $     -           $    24,000
  Accounts receivable-net                                                                  3,117,000         2,828,000
  Inventories                                                                              1,912,000         1,736,000
  Prepaid expenses and other current assets                                                  274,000           219,000
                                                                                         -----------       -----------
                  Total current assets                                                     5,303,000         4,807,000

Fixed assets - less accumulated depreciation of $61,000 and $53,000 respectively              79,000            78,000
Other assets                                                                                 771,000           778,000
                                                                                         -----------       -----------
                  Total Assets                                                           $ 6,153,000       $ 5,663,000
                                                                                         ===========       ===========

Liabilities and Stockholders' Deficiency
 Current liabilities:
   Loans payable - financial institution                                                 $ 2,947,000       $ 2,844,000
   Notes payable-others                                                                    1,082,000         1,082,000
   Notes payable - related parties                                                         2,303,000         2,328,000
   Accounts payable and accrued expenses                                                   4,416,000         3,881,000
   Due to related party                                                                       64,000            64,000
                                                                                         -----------       -----------
                  Total current liabilities                                               10,812,000        10,199,000

Notes payable related parties                                                                807,000           851,000
Subordinated note payable - affiliate                                                        400,000           400,000
                                                                                         -----------       -----------
                  Total liabilities                                                       12,019,000        11,450,000
                                                                                         -----------       -----------

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000)                                                              413,000           400,000
                                                                                         -----------       -----------

Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares: 10,000 shares of convertible stock designated as 1996 preferred stock - $1,000
     stated value; issued and outstanding 550 shares (liquidation value $550,000)            550,000           550,000
     10,000 shares of convertible stock designated as 1996-A preferred stock - $1,000
     stated value; issued and outstanding 340 shares (liquidation value $340,000)            340,000           340,000
     1,000 shares of convertible stock designated as 2000 preferred stock - $1,000
     stated value; issued and outstanding 200 shares (liquidation value $200,000)            200,000           200,000
    Common Stock - $.09 par value; authorized 45,000,000 shares, issued and
     outstanding 16,699,000 shares                                                         1,503,000         1,503,000
    Additional paid-in capital                                                             7,811,000         7,929,000
    Accumulated deficit                                                                  (16,683,000)      (16,709,000)
                                                                                         -----------       -----------
                        Stockholders' deficiency                                          (6,279,000)       (6,187,000)
                                                                                         -----------       -----------
                        Total Liabilities and Stockholders' Deficiency                   $ 6,153,000       $ 5,663,000
                                                                                         ===========       ===========

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2000            2001
                                                                 ----            ----
Net Sales                                                     $3,566,000      $3,939,000

Cost of sales                                                  2,218,000       2,490,000
                                                              ----------     -----------

Gross profit                                                   1,348,000       1,449,000
                                                              ----------     -----------

Operating expenses:
     Selling, general and administrative expenses                845,000         949,000
     Warehousing expense                                         220,000         243,000
     Interest expense and financing costs                        230,000         231,000
                                                              ----------     -----------

                                                               1,295,000       1,423,000
                                                              ----------     -----------

Net income                                                        53,000          26,000

Less undeclared dividends on preferred stock                    (158,000)       (150,000)
                                                              ----------     -----------

Net loss applicable to common shares                          $ (105,000)    $  (124,000)
                                                              ==========     ===========

Net loss per common share - basic and diluted                 $     (.03)    $      (.01)
                                                              ==========     ===========

Weighted average number of shares - basic and diluted          4,127,000      16,699,000
                                                              ==========     ===========



See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31,2001
                                   (Unaudited)

                                                   1996                       1996-A                          2000
                                              Preferred Stock             Preferred Stock                Preferred Stock
                                          Number                       Number                       Number
                                          of shares     Amount         of Shares      Amount        of Shares        Amount
                                          ---------     ------         ---------      ------        ---------        ------
Balance at January 1, 2001                550           $550,000       340            $340,000      200              $200,000

Increase in carrying value of
1997-A preferred stock issued
in connection with acquisition

1997-A preferred stock dividend accrued


Net income for the period




Balance at March 31, 2001                 550           $550,000       340            $340,000      200              $200,000
                                          ===           ========       ===            ========      ===              ========





                                                Common Stock                     Additional
                                                Number                           Paid-in         Accumulated
                                                of Shares        Amount          Capital         Deficit             Total
                                                ---------        ------          -------         -------             -----
Balance at January 1, 2001                      16,699,000       $1,503,000      $7,929,000      $(16,709,000)       $(6,187,000)

Increase in carrying value of                                                                                            (13,000)
1997-A preferred stock issued                                                       (13,000)
in connection with acquisition

1997-A preferred stock dividend accrued
                                                                                   (105,000)                            (105,000)

Net income for the period                                                                              26,000             26,000




Balance at March 31, 2001                       16,699,000       $1,503,000      $7,811,000      $(16,683,000)       $(6,279,000)
                                                ==========       ==========      ==========      =============       ============

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               2000             2001
                                                                               ----             ----
Cash flows from operating activities:
   Net income                                                               $  53,000        $ 26,000
   Adjustments to reconcile net income
   to net cash used in operating activities:
       Depreciation                                                             5,000           8,000
       Amortization of goodwill                                                 9,000           9,000
       Decrease in allowance for doubtful accounts                            (45,000)        (77,000)
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                              100,000        (212,000)
      Increase in inventories                                                (105,000)       (176,000)
      (Increase) decrease in prepaid expenses and other current assets          9,000         (55,000)
     (Increase) decrease in other assets                                        1,000          (2,000)
      Increase (decrease) in accounts payable and accrued expenses           (839,000)        430,000
      Decrease in due to related party                                        (15,000)              -
                                                                            ---------        --------

Net cash used in operating activities                                        (827,000)        (49,000)
                                                                            ---------        --------
Cash flows from investing activities - Acquisition of fixed assets                  -          (9,000)
                                                                                             --------


Cash flows from financing activities:
  Net proceeds of loans payable - financial institution                       791,000         103,000
    Repayment of notes payable                                                (26,000)        (69,000)
                                                                            ---------        --------

Net cash provided by financing activities                                     765,000          34,000
                                                                            ---------        --------

Net decrease in cash                                                          (62,000)        (24,000)

Cash at beginning of period                                                    63,000          24,000
                                                                            ---------        --------

Cash at end of period                                                       $   1,000        $      -
                                                                            =========        ========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
     Interest                                                               $ 176,000        $159,000
                                                                            =========        ========
     Income Taxes                                                           $   8,000        $ 12,000
                                                                            =========        ========

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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


Note B - Notes Payable and Related Party Transactions

At March 31, 2001, the Company had outstanding related party notes payable totaling $3,110,000 payable as follows:

           Twelve Months Ended
           March 31,                               Amount
           ---------                             ----------
             2002                                $2,303,000
             2003                                   750,000
             2004                                    57,000
                                                 ----------
                                                  3,110,000
           Current Portion                        2,303,000
                                                 ----------
                                                 $  807,000
                                                 ----------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Of this amount, $2,369,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,591,000 are personally guaranteed by certain stockholders of the Company.

At March 31, 2001 the Company had outstanding notes to others totaling $1,082,000, which bear, interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holders of these notes, subject to the prior security interest of the financial institution and other noteholders.

At March 31, 2001, the Company owed $2,947,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000, as defined, which expires June 2001. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8.00% at March 31, 2001) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.


At March 31, 2001, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At March 31, 2001 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum.

Included in prepaid expenses and other current assets at March 31, 2001 is an amount due from a major shareholder, consisting of interest and principle, aggregating $75,000. The note is due on demand, is collateralized, and interest on the loan is at 12% per year.

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two principal stockholders of the Company. During the three-month periods ended March 31, 2001 and 2000, $30,000, was charged to operations for each of these individuals.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note C - Product Liability and Litigation

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company in the normal course of business. Based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position or results of operations of the Company.

Note D - Reclassification

Certain 2000 amounts have been reclassified to conform to the 2001 classification. These reclassifications had no effect on reported net income.

Note E - Business Segments

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three-month periods ended March 31, 2000 and 2001.

Three-Month Period Ended March 31, 2000



                                                          Medical,
                                                         Janitorial
                                   Small                    and
                                 Household                Dietary
                                 Products                Products              Corporate        Eliminations       Consolidated
 -------------------------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                    $ 2,026,000             $  1,540,000           $      -          $        -          $3,566,000

 -------------------------------------------------------------------------------------------------------------------------------

 Total sales                    $ 2,026,000             $  1,540,000           $      -          $        -          $3,566,000
 -------------------------------------------------------------------------------------------------------------------------------


 Operating income (loss)        $   271,000             $    173,000           $ (161,000)       $        -          $  283,000
 Interest expense                   (47,000)                 (52,000)            (131,000)                -            (230,000)
 -------------------------------------------------------------------------------------------------------------------------------



 Net income (loss)              $   224,000             $    121,000           $ (292,000)       $        -          $   53,000
 -------------------------------------------------------------------------------------------------------------------------------



 Depreciation of
    fixed assets                $     4,000             $      1,000           $      -          $        -          $    5,000
 -------------------------------------------------------------------------------------------------------------------------------


 Amortization of
    intangibles                 $     -                 $      9,000           $      -          $        -          $    9,000

   Three-Month Period Ended March 31, 2001



                                                          Medical,
                                                         Janitorial
                                   Small                    and
                                 Household                Dietary
                                 Products                Products              Corporate        Eliminations       Consolidated
 -------------------------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                    $ 2,467,000             $  1,472,000           $      -          $        -          $3,939,000
 -------------------------------------------------------------------------------------------------------------------------------


 Total sales                    $ 2,467,000             $  1,472,000           $      -                   -          $3,939,000
 -------------------------------------------------------------------------------------------------------------------------------


 Operating income (loss)        $   118,000             $    166,000           $ (27,000)        $        -          $  257,000
 Interest expense                   (52,000)                 (43,000)           (136,000)                 -            (231,000)
 -------------------------------------------------------------------------------------------------------------------------------



 Net income (loss)              $    66,000             $    123,000           $(163,000)        $        -          $   26,000
 -------------------------------------------------------------------------------------------------------------------------------



 Depreciation of
    fixed assets                $     6,000             $      2,000           $      -          $        -          $    8,000
 -------------------------------------------------------------------------------------------------------------------------------


 Amortization of
    intangibles                 $        -              $      9,000           $      -          $        -          $    9,000
 -------------------------------------------------------------------------------------------------------------------------------



 Capital expenditures           $        -              $      9,000           $      -          $        -          $    9,000
 -------------------------------------------------------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Liquidity and Capital Resources

         Creative Technologies Corp. ("CTC") is a holding company owning the stock of IHW, Inc. ("IHW"), a distributor for various European manufacturers of moderate to high-end housewares. IHW also owns the stock of Ace Surgical Supplies Co., Inc. ("Ace") an operating company, (collectively the "Company"). Ace, in business since 1974, distributes janitorial, dietary and medical products in the tri-state area, generally to hospitals, nursing homes and assisted living facilities. Ace is currently expanding its customer base to include various other facilities including educational, hospitality, institutional and entertainment. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products were distributed in 2001 by IHW were Brabantia International BV, Soehnle Wagen GmbH + Co, MAWA Metallwarenfabrik Wagner GmbH ("Mawa"), Foppa Pedretti S.p.A. and Evoluzione S.R.L. IHW is continually looking to distribute other complementary lines that meet its various criteria.

For the three-month period ended March 31, 2001, cash used in operating activities was $49,000, cash used in investing activities was $9,000 and cash of $34,000 was provided by financing activities. As a result, for the three-month period ended March 31, 2001, cash decreased by $24,000 from $24,000 at December 31, 2000 to $ 0 at March 31, 2001. The Company had a negative working capital of $5,509,000 at March 31, 2001.

Accounts payable and other liabilities increased to $4,416,000 at March 31, 2001 from $3,881,000 at December 31, 2000 primarily due to additional financing needed to support the increase in sales and the resulting increase in inventory and accounts receivable.

During the three month period ended March 31, 2001, debt to a financial institution increased by $103,000 to $2,947,000 and notes to related parties decreased by $68,000 to $3,110,000.

At March 31, 2001, the Company had outstanding related party notes payable totaling $3,110,000 payable as follows:

          Twelve Months Ended
               March 31,                               Amount
               ---------                              --------
                 2002                               $ 2,303,000
                 2003                                   750,000
                 2004                                    57,000
                                                    -----------
                                                      3,110,000
               Current Portion                        2,303,000
                                                    -----------
                                                    $   807,000
                                                    -----------


Of this amount, $2,369,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,591,000 are personally guaranteed by certain stockholders of the Company.

At March 31, 2001, the Company owed $2,947,000 pursuant to a loan and security agreement with a financial institution that expires June 2001. The Company, under this agreement is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $3,000,000. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 9% or the prime rate (8.00% at March 31, 2001) plus 2.5% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness, (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock and (v) requires an officer of the Company to maintain certain ownership percentages throughout the term of the agreement. The Company is currently in discussions with their lender regarding the renewing of their credit facility.

At March 31, 2001, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At March 31, 2001 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum.

Results of Operations

The Company had net sales of $3,939,000 and $3,566,000, respectively, for the three-month periods ended March 31, 2001 and March 31, 2000. The increase in sales is due to increase in sales in small household products.

Gross profit margins for the first quarter ended March 31, 2001 and March 31, 2000 were 37% and 38%, respectively. The decrease in gross profit margin is primarily attributable to foreign exchange cost fluctuations.

Selling, general and administrative expenses were $949,000 and $845,000, respectively, in the three-month periods ended March 31, 2001 and March 31, 2000 or 24% of net sales in each period. The increase in amount of expenses is primarily due to an increase in payroll and related expenses and an increase in professional fees.

Warehousing expenses were $243,000 and $220,000, respectively, for the three-month periods ended March 31, 2001 and March 31, 2000 or 6% of net sales in each period. The increase of $23,000 is primarily attributable to the Company utilizing outside storage for its inventory and the related expenses associated with it.

Inventory was $1,912,000 at March 31, 2001 compared to $1,877,000 at March 31, 2000. The increase in inventory is primarily attributed to an expected increase in sales. Accounts receivable net was $3,117,000 at March 31, 2001 compared to $3,115,000 at March 31, 2000.

Due to the foregoing, the Company reported a net profit of $26,000 compared to a net profit of $53,000 respectively, for the three-month periods ended March 31, 2001 and March 31, 2000.

                            PART II OTHER INFORMATION


Item 6.       a.       Exhibits

              NONE

              b.       Reports on form 8-K

              The Registrant did not file reports on Form 8-K during the three months ended March 31, 2001.

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



                                        CREATIVE TECHNOLOGIES CORP.
                                        ---------------------------
                                        Registrant





Dated:  May 4, 2001                     By:  /s/  Richard Helfman
                                             -------------------------------
                                                  Richard Helfman, President