Form 10QSB
period 2001-06-30
CREATIVE TECHNOLOGIES CORP
filed 2001-08-10
CIK 785321

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                     June 30, 2001

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

                   YES  X                           NO
                       ---                             ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.09                                        16,698,831
----------------------------                     ------------------------------
(Title of each class)                            (Outstanding at June 30, 2001)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX


PART I  - FINANCIAL INFORMATION                                            PAGE

Item 1.       Condensed Consolidated Financial Statements


     Balance Sheet as at June 30, 2001 and December 31, 2000                  3

     Statement of Operations
              For the Three and Six Months ended
              June 30, 2001 and June 30, 2000                                 4

     Statement of Cash Flows
              For the Six Months ended
              June 30, 2001 and June 30, 2000                                 5

     Notes to Condensed Consolidated Financial Statements                6 - 12

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             13 - 15


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                               16

     Signatures                                                              17

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                                June 30,          December 31,
                                                                                                  2001                2000
                                                                                                  ----                ----
Assets                                                                                         Unaudited             Audited
Current assets:
  Cash                                                                                        $    100,000        $     24,000
  Accounts receivable-net                                                                        2,926,000           2,828,000
  Inventories                                                                                    1,831,000           1,736,000
  Prepaid expenses and other current assets                                                        378,000             219,000
                                                                                              ------------        ------------
                  Total current assets                                                           5,235,000           4,807,000

Fixed assets - less accumulated depreciation of $69,000 and $53,000 respectively                    74,000              78,000
Other assets                                                                                       763,000             778,000
                                                                                              ------------        ------------
                  Total Assets                                                                $  6,072,000        $  5,663,000
                                                                                              ============        ============
Liabilities and Stockholders' Deficiency
Current liabilities:
   Loans payable - financial institution                                                      $  2,990,000        $  2,844,000
   Notes payable-others                                                                          1,082,000           1,082,000
   Notes payable - related parties                                                               2,246,000           2,328,000
   Accounts payable and accrued expenses                                                         4,427,000           3,881,000
   Due to related party                                                                             64,000              64,000
                                                                                              ------------        ------------
                  Total current liabilities                                                     10,809,000          10,199,000

Notes payable related parties                                                                      816,000             851,000
Subordinated note payable - affiliate                                                              400,000             400,000
                                                                                              ------------        ------------
                  Total liabilities                                                             12,025,000          11,450,000
                                                                                              ------------        ------------

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000)                                                                    427,000             400,000
                                                                                              ------------        ------------

Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares:
     10,000 shares of convertible stock designated as 1996 preferred stock - $1,000
      stated value; issued and outstanding 550 shares (liquidation value $550,000)                 550,000             550,000
     10,000 shares of convertible stock designated as 1996-A preferred stock - $1,000
      stated value; issued and outstanding 340 shares (liquidation value $340,000)                 340,000             340,000
     1,000 shares of convertible stock designated as 2000 preferred stock - $1,000
      stated value; issued and outstanding 200 shares (liquidation value $200,000)                 200,000             200,000
    Common Stock - $.09 par value; authorized 45,000,000 shares, issued and
      outstanding 16,699,000 shares                                                              1,503,000           1,503,000
    Additional paid-in capital                                                                   7,692,000           7,929,000
    Accumulated deficit                                                                        (16,665,000)        (16,709,000)
                                                                                              ------------        ------------
                  Stockholders' deficiency                                                      (6,380,000)         (6,187,000)
                                                                                              ------------        ------------
                  Total Liabilities and Stockholders' Deficiency                              $  6,072,000        $  5,663,000
                                                                                              ============        ============

            See notes to condensed consolidated financial statements

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                            June 30,
                                                                2000             2001              2000              2001
                                                                ----             ----              ----              ----
Net Sales                                                   $ 3,857,000      $ 4,289,000       $ 7,423,000       $ 8,228,000

Cost of sales                                                 2,449,000        2,799,000         4,667,000         5,289,000
                                                            -----------      -----------       -----------       -----------

Gross profit                                                  1,408,000        1,490,000         2,756,000         2,939,000
                                                            -----------      -----------       -----------       -----------

Operating expenses:
     Selling, general and administrative expenses               787,000          981,000         1,632,000         1,930,000
     Warehousing expense                                        213,000          258,000           433,000           501,000
     Interest expense and financing costs                       264,000          233,000           494,000           464,000
                                                            -----------      -----------       -----------       -----------
                                                              1,264,000        1,472,000         2,559,000         2,895,000
                                                            -----------      -----------       -----------       -----------

Net income                                                      144,000           18,000           197,000            44,000

Less undeclared dividends on
                   preferred stock                                    -         (152,000)         (137,000)         (302,000)
                                                            -----------      -----------       -----------       -----------


Net income (loss) applicable to common shares               $   144,000      $  (134,000)      $    60,000       $  (258,000)
                                                            ===========      ===========       ===========       ===========

Net income (loss) per common share -
                                 basic                             $.02            $.(01)             $.01             $(.02)
                                                                   ====            =====              ====             =====
                                 diluted                           $.01            $(.01)             $.00             $(.02)
                                                                   ====            =====              ====             =====

Weighted average number of shares -
                                 basic                        7,581,000       16,699,000         5,854,000        16,699,000
                                                            ===========      ===========       ===========       ===========
                                 diluted                     23,095,000       16,699,000        26,588,000        16,699,000
                                                            ===========      ===========       ===========       ===========


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                         2000            2001
                                                                                         ----            ----
Cash flows from operating activities:
   Net income                                                                        $   197,000      $  44,000
   Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                      15,000         16,000
       Amortization of goodwill                                                           18,000         17,000
       Decrease in allowance for doubtful accounts                                      (114,000)      (100,000)
  Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                    623,000          2,000
      Decrease (Increase) in inventories                                                 223,000        (95,000)
      Increase in prepaid expenses and other current assets                              (80,000)      (159,000)
      Increase in other assets                                                                 -         (2,000)
      (Decrease) increase in accounts payable and accrued expenses                    (1,067,000)       336,000
                                                                                     -----------      ---------

 Net cash provided by (used in) operating activities                                    (185,000)        59,000
                                                                                     -----------      ---------

Cash flows from investing activities:
   Acquisition of fixed assets                                                            (6,000)       (16,000)
   Proceeds from sale of fixed assets                                                          -          4,000
                                                                                     -----------      ---------

Net cash used in investing activities                                                     (6,000)       (12,000)
                                                                                     -----------      ---------

Cash flows from financing activities:
  Net proceeds of loans payable - financial institution                                  183,000        146,000

  Proceeds from notes payable - other                                                  1,082,000              -
  Repayment of notes payable - related parties                                        (1,141,000)      (117,000)
  Proceeds from related parties                                                           20,000              -
  Repayment to related parties                                                           (15,000)             -
                                                                                     -----------      ---------

Net cash provided by financing activities                                                129,000         29,000
                                                                                     -----------      ---------

Net (decrease) increase in cash                                                          (62,000)        76,000

Cash at beginning of period                                                               63,000         24,000
                                                                                     -----------      ---------

Cash at end of period                                                                $     1,000      $ 100,000
                                                                                     ===========      =========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
     Interest                                                                        $   368,000      $ 349,000
                                                                                     ===========      =========
     Income Taxes                                                                    $     8,000      $  12,000
                                                                                     ===========      =========
Supplemental schedule of non-cash financing activities:
   Issuance of 12,571,000 shares of common stock for 50 shares of 1996 preferred stock and 830 shares of 1996-A preferred stock:
                                          common stock                 1,132,000
                                          additional paid in capital    (252,000)    $   880,000      $       -
                                                                       ---------     ===========      =========

   See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note - A    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

Basic net loss per common share is based on the weighted-average number of shares outstanding during the period while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Both basic net loss per share and diluted net loss per share are the same for the three-month and six-month periods ended June 30, 2001, since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.


Note - B    Notes Payable and Related Party Transactions

At June 30, 2001, the Company had outstanding related party notes payable totaling $3,062,000 as follows:

                     Twelve Months Ended
                     June 30,                        Amount
                     --------                        ------
                       2002                        $2,246,000
                       2003                           816,000
                                                   ----------
                                                    3,062,000
                       Current Portion              2,246,000
                                                   ----------
                                                   $  816,000
                                                   ----------


Of this amount, $2,321,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,545,000 are personally guaranteed by certain stockholders of the Company.

At June 30, 2001 the Company had outstanding notes to others totaling $1,082,000 which bear interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holders of these notes, subject to the prior security interest of the financial institution and other noteholders.

At June 30, 2001, the Company owed $2,990,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000, as defined, which expires June 2003. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (6.75% at June 30, 2001) plus 2% plus other fees. The agreement, among other matters, has certain restrictions as defined.

At June 30, 2001, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At June 30, 2001 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum.

Included in prepaid expenses and other current assets at June 30, 2001 is an amount due from a major stockholder, consisting of interest and principle, aggregating $93,000. The note is due on demand, is collateralized, and interest on the loan is at 12% per year.

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two major stockholders of the Company. During the six-month periods each ended June 30, 2001 and 2000, $60,000 was charged to operations for each of these individuals.


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

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note - D    Stock Options

During June 2001 the company granted 1,610,000 options to purchase common shares to various employees, officers, and directors. These options expire on June 6, 2006, and have a price of .07 cents per share, the fair market value of the stock on the date of issuance.


Note - E    Reclassification

Certain 2000 amounts have been reclassified to conform to the 2001 classification. These reclassifications had no effect on reported net income.


Note - F    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No's 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.


Note - G    Business Segments

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three-month and six-month periods ended June 30, 2000 and 2001.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three-Month Period Ended June 30, 2000


                            Small            Medical
                            Household        Janitorial &
                            Products         Dietary Products       Corporate         Elimination's         Consolidated
---------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                   $2,484,000       $1,373,000             $-                    $-                $3,857,000

---------------------------------------------------------------------------------------------------------------------------


Total sales                 $2,484,000       $1,373,000             $-                    $-                $3,857,000

---------------------------------------------------------------------------------------------------------------------------

Operating income
 (loss)                     $  318,000       $  121,000             $ (31,000)            $-                $  408,000

Interest expense               (66,000)         (47,000)             (151,000)             -                  (264,000)
===========================================================================================================================


Net income (loss)           $  252,000       $   74,000             $(182,000)            $-                $  144,000

===========================================================================================================================

Depreciation
of fixed assets             $    9,000       $    1,000             $-                    $-                $   10,000
---------------------------------------------------------------------------------------------------------------------------

Amortization
of intangibles              $-               $    9,000             $-                    $-                $    9,000
===========================================================================================================================

Capital expenditures        $    6,000       $-                     $-                    $-                $    6,000

===========================================================================================================================

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Six-Month Period Ended June 30, 2000

                                                        Medical,
                                                       Janitorial
                                   Small                  and
                                   Household            Dietary
                                   Products             Products           Corporate          Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                        $ 4,510,000         $ 2,913,000         $    -                    -          $7,423,000
-----------------------------------------------------------------------------------------------------------------------------

Total sales                        $ 4,510,000         $ 2,913,000         $    -                    -          $7,423,000
-----------------------------------------------------------------------------------------------------------------------------


Operating income (loss)            $   589,000         $   294,000         $(192,000)          $     -          $  691,000
Interest expense                      (113,000)            (99,000)         (282,000)                -            (494,000)
-----------------------------------------------------------------------------------------------------------------------------


Net income (loss)                  $   476,000         $   195,000         $(474,000)          $     -          $  197,000
-----------------------------------------------------------------------------------------------------------------------------


Depreciation of
  fixed assets                     $    13,000         $     2,000         $    -              $    -           $   15,000
-----------------------------------------------------------------------------------------------------------------------------


Amortization of
  intangibles                      $      -            $    18,000         $    -              $    -           $   18,000
-----------------------------------------------------------------------------------------------------------------------------


Capital expenditures               $     6,000         $      -            $    -              $    -           $    6,000
-----------------------------------------------------------------------------------------------------------------------------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three-Month Period Ended June 30, 2001

                                                        Medical,
                                                       Janitorial
                                   Small                  and
                                   Household            Dietary
                                   Products             Products           Corporate      Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                        $ 2,836,000        $ 1,462,000         $     -                 -           $4,298,000
Intersegment sales                      (5,000)            (4,000)                                                (9,000)
----------------------------------------------------------------------------------------------------------------------------


Total sales                        $ 2,831,000        $ 1,458,000         $     -           $     -           $4,289,000
----------------------------------------------------------------------------------------------------------------------------


Operating income (loss)            $   119,000        $   141,000         $  (9,000)        $     -           $  251,000
Interest expense                       (56,000)           (43,000)         (134,000)              -             (233,000)
----------------------------------------------------------------------------------------------------------------------------


Net income (loss)                  $    63,000        $    98,000         $(143,000)        $     -           $   18,000
----------------------------------------------------------------------------------------------------------------------------

Depreciation of
  fixed assets                     $     7,000        $     1,000         $     -           $     -           $    8,000
----------------------------------------------------------------------------------------------------------------------------

Amortization of
  intangibles                      $       -          $     8,000         $     -           $     -           $    8,000
----------------------------------------------------------------------------------------------------------------------------


Capital expenditures               $     6,000        $     1,000         $     -           $     -           $    7,000
============================================================================================================================

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Six-Month Period Ended June 30, 2001

                                                        Medical,
                                                       Janitorial
                                   Small                  and
                                   Household            Dietary
                                   Products             Products           Corporate     Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                       $ 5,303,000         $ 2,934,000        $     -                -           $8,237,000
 Intersegment sales                     (5,000)             (4,000)                                              (9,000)
--------------------------------------------------------------------------------------------------------------------------


 Total sales                       $ 5,298,000         $ 2,930,000        $     -          $     -           $8,228,000
--------------------------------------------------------------------------------------------------------------------------


 Operating income (loss)           $   237,000         $   307,000        $ (36,000)       $     -           $  508,000
 Interest expense                     (108,000)            (86,000)        (270,000)             -             (464,000)
--------------------------------------------------------------------------------------------------------------------------


 Net income (loss)                 $   129,000         $   221,000        $(306,000)       $     -           $   44,000
--------------------------------------------------------------------------------------------------------------------------


 Depreciation of
   fixed assets                    $    13,000         $     3,000        $     -          $     -           $   16,000
--------------------------------------------------------------------------------------------------------------------------


 Amortization of
   intangibles                     $       -           $    17,000        $     -          $     -           $   17,000
--------------------------------------------------------------------------------------------------------------------------


 Capital expenditures              $     6,000         $    10,000        $     -          $     -           $   16,000
==========================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. ("CTC") is a holding company owning the stock of IHW, Inc. ("IHW"), a distributor for various European manufacturers of moderate to high-end housewares. IHW also owns the stock of Ace Surgical Supplies Co., Inc. ("Ace") an operating company, (collectively the "Company"). Ace, in business since 1974, distributes janitorial, dietary and medical products in the tri-state area, generally to hospitals, nursing homes and assisted living facilities. Ace is currently expanding its customer base to include various other facilities including educational, hospitality, institutional and entertainment. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products were distributed in 2001 by IHW were Brabantia International BV, MAWA Metallwarenfabrik Wagner GmbH ("Mawa"), Foppa Pedretti S.p.A. and Evoluzione S.R.L. IHW is continually looking to distribute other complementary lines that meet its various criteria.

For the six-month period ended June 30, 2001, cash provided by operating activities was $59,000, cash used in investing activities was $12,000 and cash of $29,000 was provided by financing activities. As a result, at June 30, 2001, cash increased by $76,000 from $24,000 at December 31, 2000 to $100,000 at June 30, 2001. The Company had a negative working capital of $5,574,000 at June 30, 2001.

Accounts payable and other liabilities increased to $4,427,000 at June 30, 2001 from $3,881,000 at December 31, 2000 primarily due to additional financing needed to support the increase in sales and the resulting increase in inventory and accounts receivable.

During the six-month period ended June 30, 2001, debt to a financial institution increased by $146,000 to $2,990,000 and notes payable to related parties decreased by $117,000 to $3,062,000.

At June 30, 2001, the Company had outstanding related party notes payable totaling $3,062,000 as follows:

                    Twelve Months Ended
                    June 30                          Amount
                    -------                          ------
                     2002                           2,246,000
                     2003                             816,000
                                                   ----------
                                                    3,062,000
                    Current Portion                 2,246,000
                                                   ----------
                                                   $  816,000
                                                   ----------

Of this amount, $2,321,000 bears interest at 12% and $741,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payables aggregating $2,545,000 are personally guaranteed by certain stockholders of the Company.

At June 30, 2001, the Company owed $2,990,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000, as defined, which expires June 2003. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (6.75% at June 30, 2001) plus 2% plus other fees. The agreement, among other matters, has certain restrictions as defined.

At June 30, 2001, the Company had an outstanding note payable (aggregating $400,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum.

At June 30, 2001 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum.

Results of Operations

The Company had net sales of $4,289,000 and $3,857,000, respectively, for the three-month periods ended June 30, 2001 and June 30, 2000 and $8,228,000 and $7,423,000, respectively, for the six-month periods ended June 30, 2001 and June 30, 2000. The increase in sales is primarily due to an increase in small household products sales.

Gross profit margins for the second quarter ended June 30, 2001 and June 30, 2000 were 35% and 37%, respectively and for the six-month periods ended June 30, 2001 and June 30, 2000 were 36% and 37%, respectively. The decrease in gross profit margin is primarily attributable to foreign exchange cost fluctuations.

Selling, general and administrative expenses were $981,000 and $787,000 or 23% and 20% of net sales, respectively, in the three-month periods ended June 30, 2001 and June 30, 2000, and $1,930,000 and $1,632,000 or 23% and 22% of net
sales, respectively, in the six-month periods ended June 30, 2001 and June 30, 2000. The increase in amount of expenses is primarily due to an increase in payroll and related expenses.

Warehousing expenses were $258,000 and $213,000 or 6% of net sales, respectively, for the three-month periods ended June 30, 2001 and June 30, 2000, and $501,000 and $433,000 or 6% of net sales respectively for the six-month periods ended June 30, 2001 and June 30, 2000. Warehousing expenses increased in absolute terms because of higher sales, but remained constant as a percentage of overall sales.

Interest expense decreased to $233,000 from $264,000 for the three-month period ended June 30, 2001, compared to the three-month period ended June 30, 2000, and decreased to $464,000 from $494,000 for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000. The decrease of $30,000 for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000 was primarily due to lower interest rates, effectively reducing the cost of borrowings and the reduction in notes payable related party.

Inventory was $1,831,000 at June 30, 2001 compared to $1,549,000 at June 30, 2000. The increase in inventory is primarily attributed to an expected increase in sales. Accounts receivable net was $2,926,000 at June 30, 2001 compared to $2,661,000 at June 30, 2000. The increase in receivables reflects the increase in sales.

Due to the foregoing, the Company reported a net profit of $18,000 compared to a net profit of $144,000, respectively, for the three-month periods ended June 30, 2001 and June 30, 2000, and a net profit of $44,000 compared to a net profit of $197,000, respectively, for the six-month periods ended June 30, 2001 and June 30, 2000.

                            PART II OTHER INFORMATION


Item 6.   a.    Exhibits

          NONE

          b.    Reports on form 8-K

          The Registrant did not file reports on Form 8-K during the three months ended June 30, 2001.

                           CREATIVE TECHNOLOGIES CORP.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CREATIVE TECHNOLOGIES CORP.
                                              ---------------------------
                                              Registrant





Dated:  August 10, 2001                       By: /s/ Richard Helfman
-----------------------                           -------------------------
                                                  Richard Helfman, President