Form 10QSB
period 2001-09-30
CREATIVE TECHNOLOGIES CORP
filed 2001-11-13
CIK 785321

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended:                                September 30, 2001

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


                    170 53rd Street, Brooklyn, New York 11232
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


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

                   YES  [X]                  NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.09                                          17,198,831
----------------------------                 -----------------------------------
(Title of each class)                        (Outstanding at September 30, 2001)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX

PART I  - FINANCIAL INFORMATION                                          PAGE

Item 1.   Condensed Consolidated Financial Statements

     Balance Sheet as at September 30, 2001 and December 31, 2000            3

     Statement of Operations
              For the Three and Nine Months ended
              September 30, 2001 and September 30, 2000                      4

     Statement of Cash Flows
              For the Nine Months ended
              September 30, 2001 and September 30, 2000                      5

     Notes to Condensed Consolidated Financial Statements               6 - 12

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                13 - 15


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  16

     Signatures                                                             17

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                        September 30,   December 31,
                                                                                            2001            2000
                                                                                            ----            ----
Assets                                                                                   Unaudited        Audited
Current assets:
  Cash                                                                                  $     52,000    $     24,000
  Accounts receivable-net                                                                  2,910,000       2,828,000
  Inventories                                                                              2,357,000       1,736,000
  Prepaid expenses and other current assets                                                  354,000         219,000
                                                                                        ------------    ------------
                  Total current assets                                                     5,673,000       4,807,000

Fixed assets - less accumulated depreciation of $78,000 and $53,000 respectively              83,000          78,000
Other assets                                                                                 754,000         778,000
                                                                                        ------------    ------------
                  Total Assets                                                          $  6,510,000    $  5,663,000
                                                                                        ============    ============

Liabilities and Stockholders' Deficiency
  Current liabilities:
   Loans payable - financial institution                                                $  3,064,000    $  2,844,000
   Notes payable-others                                                                    1,082,000       1,082,000
   Notes payable - related parties                                                         1,622,000       2,328,000
   Accounts payable and accrued expenses                                                   4,986,000       3,881,000
   Subordinated Note Payable- Affiliate                                                      120,000            --
   Due to related party                                                                       64,000          64,000
                                                                                        ------------    ------------
                  Total current liabilities                                               10,938,000      10,199,000

Notes payable related parties                                                                901,000         851,000
Subordinated note payable - affiliate                                                        260,000         400,000
                                                                                        ------------    ------------
                  Total liabilities                                                       12,099,000      11,450,000
                                                                                        ------------    ------------

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000)                                                              440,000         400,000
                                                                                        ------------    ------------

Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares: 10,000 shares of convertible stock designated as 1996 preferred stock - $1,000
      stated value; issued and outstanding 550 shares (liquidation value $550,000)           550,000         550,000
     10,000 shares of convertible stock designated as 1996-A preferred stock - $1,000
      stated value; issued and outstanding 340 shares (liquidation value $340,000)           340,000         340,000
      1,000 shares of convertible stock designated as 2000 preferred stock - $1,000
      stated value; issued and outstanding 200 shares (liquidation value $200,000)           200,000         200,000
    Common Stock - $.09 par value; authorized 45,000,000 shares, issued and
      outstanding 17,199,000 and 16,699,000 shares respectively                            1,548,000       1,503,000
    Additional paid-in capital                                                             8,110,000       7,929,000
    Accumulated deficit                                                                  (16,777,000)    (16,709,000)
                                                                                        ------------    ------------
                        Stockholders' deficiency                                          (6,029,000)     (6,187,000)
                                                                                        ------------    ------------
                         Total Liabilities and Stockholders' Deficiency                 $  6,510,000    $  5,663,000
                                                                                        ============    ============

            See notes to condensed consolidated financial statements

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                        September 30,
                                                       2000             2001                2000            2001
                                                    ------------    ------------        ------------    ------------
Net Sales                                           $  4,287,000    $  4,010,000        $ 11,710,000    $ 12,238,000
Cost of sales                                          2,755,000       2,608,000           7,422,000       7,897,000
                                                    ------------    ------------        ------------    ------------

Gross profit                                           1,532,000       1,402,000           4,288,000       4,341,000
                                                    ------------    ------------        ------------    ------------

Operating expenses:
     Selling, general and administrative expenses        818,000       1,049,000           2,450,000       2,979,000
     Warehousing expense                                 238,000         265,000             671,000         766,000
     Interest expense and financing costs                253,000         200,000             747,000         664,000
                                                    ------------    ------------        ------------    ------------
                                                       1,309,000       1,514,000           3,868,000       4,409,000
                                                    ------------    ------------        ------------    ------------

Net income (loss)                                        223,000        (112,000)            420,000         (68,000)

Less undeclared dividends on
                 preferred stock                        (132,000)       (151,000)           (269,000)       (453,000)
                                                    ------------    ------------        ------------    ------------


Net income (loss) applicable to common shares       $     91,000    $   (263,000)       $    151,000    $   (521,000)
                                                    ============    ============        ============    ============

Net income (loss) per common share -
                                       basic                $.01           $(.02)               $.02           $(.03)
                                                            ====           =====                ====           =====
                                       diluted              $.00           $(.02)               $.01           $(.03)
                                                            ====           =====                ====           =====

Weighted average number of shares -
                                       basic          16,699,000      16,943,000           9,496,000      16,781,000
                                                    ============    ============        ============    ============
                                       diluted        26,588,000      16,943,000          26,588,000      16,781,000
                                                    ============    ============        ============    ============

See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                                       2000            2001
                                                                                                       ----            ----
Cash flows from operating activities:
   Net income (loss)                                                                              $   420,000    $   (68,000)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                   22,000         25,000
       Amortization of goodwill                                                                        27,000         26,000
       Decrease in allowance for doubtful accounts                                                    (15,000)       (63,000)
  Changes in operating assets and liabilities:
      Increase in accounts receivable                                                                (174,000)       (19,000)
      Decrease (Increase) in inventories                                                              146,000       (621,000)
      Decrease (Increase) in prepaid expenses and other current assets                                  2,000       (135,000)
      Increase in other assets                                                                           --           (2,000)
      (Decrease) Increase in accounts payable and accrued expenses                                 (1,107,000)       873,000
                                                                                                  -----------    -----------
 Net cash provided by (used in) operating activities                                                 (679,000)        16,000
                                                                                                  -----------    -----------

Cash flows from investing activities:
   Acquisition of fixed assets                                                                         (6,000)       (35,000)
   Proceeds from sale of fixed assets                                                                    --            5,000
                                                                                                  -----------    -----------

Net cash used in investing activities                                                                  (6,000)       (30,000)
                                                                                                  -----------    -----------

Cash flows from financing activities:
  Net proceeds of loans payable - financial institution                                               729,000        220,000
  Proceeds from notes payable - other                                                               1,082,000           --
  Repayment of notes payable - related parties                                                     (1,203,000)      (158,000)
  Repayment of notes payable- subordinated                                                               --          (20,000)
  Proceeds from notes payable- related parties                                                        144,000           --
  Repayment to related parties                                                                       (119,000)          --
                                                                                                  -----------    -----------

Net cash provided by financing activities                                                             633,000         42,000
                                                                                                  -----------    -----------

Net (decrease) increase in cash                                                                       (52,000)        28,000

Cash at beginning of period                                                                            63,000         24,000
                                                                                                  -----------    -----------

Cash at end of period                                                                             $    11,000    $    52,000
                                                                                                  -----------    -----------

Supplemental disclosures of cash flow information
   Cash paid during the period for:

     Interest                                                                                     $   533,000    $   497,000
                                                                                                  -----------    -----------
     Income Taxes                                                                                 $     8,000    $    12,000
                                                                                                  -----------    -----------

Supplemental schedule of non-cash financing activities:
   Issuance of 12,571,000 shares of common stock for 50 shares of 1996 preferred stock and 830 shares of 1996-A preferred stock:
                                                common stock                       $ 1,132,000
                                                additional paid in capital            (252,000)   $   880,000    $      --
                                                                                   -----------    ===========    ===========

  Restructuring of related party debt including:
                                                principle                          $   498,000
                                                accrued interest                        84,000
                                                fair value of common stock             (35,000)   $      --      $  547,000
                                                                                   -----------    ===========    ===========

            See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note - A Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

Basic net loss per common share is based on the weighted-average number of shares outstanding during the period while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Both basic net loss per share and diluted net loss per share are the same for the three-month and nine-month periods ended September 30, 2001, since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.

Note - B Notes Payable and Related Party Transactions

At September 30, 2001, the Company had outstanding related party notes payable totaling $2,523,000 as follows:

             Twelve Months Ended
             September 30,                   Amount
             -------------                   ------
               2002                       $1,622,000
               2003                          901,000
                                          ----------
                                           2,523,000
               Current Portion             1,622,000
                                          ----------
                                          $  901,000
                                          ----------

Of this amount, $2,289,000 bears interest at 12% and $234,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,006,000 are personally guaranteed by certain stockholders of the Company.

A related party noteholder whose note amounted to $741,000 agreed to restructure the terms of his note and as a result 500,000 shares of common stock was issued to him, interest accrued in the amount of $84,000 and principal in the amount of $498,000 were exchanged for stock. The difference between the interest and principal totaling $582,000 and the fair value of the stock issued in the amount of $35,000 equaling $547,000, has been recorded as a capital contribution. The remaining debt of $243,000 is being repaid to him in varying monthly installments over twenty-three months with interest at the rate of 18% per annum.

At September 30, 2001 the Company had outstanding notes to others totaling $1,082,000 that bear interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holders of these notes, subject to the prior security interest of the financial institution and other noteholders.

At September 30, 2001, the Company owed $3,064,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000, as defined, which expires June 2003. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (6.00% at September 30, 2001) plus 2% plus other fees. The agreement, among other matters, has certain restrictions as defined.

At September 30, 2001, the Company had an outstanding note payable (aggregating $380,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum. This note is being repaid at a rate of $10,000 per month.

At September 30, 2001 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum.

Included in prepaid expenses and other current assets at September 30, 2001 is an amount due from a major stockholder, consisting of interest and principle, aggregating $93,000. The note is due on demand, is collateralized, and interest on the loan is at 12% per year.

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two major stockholders of the Company. During the nine-month periods ended September 30, 2001 and 2000, $90,000 was charged to operations for each of these individuals.

Note - C Product Liability and Litigation

Various lawsuits, claims and proceedings were or in the future may be instituted or asserted against the Company in the normal course of business. At present there are no active or pending litigation.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note - D Stock Options

During June 2001, the company granted 1,610,000 options to purchase common shares to various employees, officers, and directors. These options expire on June 6, 2006, and have a price of .07 cents per share, the fair market value of the stock on the date of issuance.

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

Note - G Business Segments

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three-month and nine-month periods ended September 30, 2000 and 2001.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three-Month Period Ended September 30, 2000

                           Small            Medical
                           Household        Janitorial &
                           Products         Dietary Products   Corporate        Elimination's     Consolidated
--------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                  $ 2,847,000       $ 1,440,000       $      --         $     --        $ 4,287,000
--------------------------------------------------------------------------------------------------------------
Total sales                $ 2,847,000       $ 1,440,000       $      --         $     --        $ 4,287,000
--------------------------------------------------------------------------------------------------------------
Operating income
 (loss)                    $   325,000       $   161,000       $   (10,000)      $     --        $   476,000

Interest expense               (70,000)          (43,000)         (140,000)            --           (253,000)
--------------------------------------------------------------------------------------------------------------
Net income (loss)          $   255,000       $   118,000       $  (150,000)      $     --        $   223,000
--------------------------------------------------------------------------------------------------------------
Depreciation
of fixed assets            $     6,000       $     1,000       $      --         $     --        $     7,000
--------------------------------------------------------------------------------------------------------------
Amortization
of intangibles             $      --         $     9,000       $      --         $     --        $     9,000
--------------------------------------------------------------------------------------------------------------
Capital expenditures       $      --         $      --         $      --         $     --        $      --
--------------------------------------------------------------------------------------------------------------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Nine-Month Period Ended September 30, 2000

                                                    Medical,
                                                   Janitorial
                                 Small                and
                               Household            Dietary
                                Products            Products           Corporate         Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                   $  7,357,000        $  4,353,000        $       --                 --         $ 11,710,000
------------------------------------------------------------------------------------------------------------------------
Total sales                   $  7,357,000        $  4,353,000        $       --                 --         $ 11,710,000
------------------------------------------------------------------------------------------------------------------------
Operating income (loss)       $    914,000        $    455,000        $   (202,000)       $      --         $  1,167,000
Interest expense                  (183,000)           (142,000)           (422,000)              --             (747,000)
------------------------------------------------------------------------------------------------------------------------
Net income (loss)             $    731,000        $    313,000        $   (624,000)       $      --         $    420,000
------------------------------------------------------------------------------------------------------------------------
Depreciation of
   fixed assets               $     19,000        $      3,000        $       --          $      --         $     22,000
------------------------------------------------------------------------------------------------------------------------
Amortization of
   intangibles                $       --          $     27,000        $       --          $      --         $     27,000
------------------------------------------------------------------------------------------------------------------------
Capital expenditures          $      6,000        $       --          $       --          $      --         $      6,000
------------------------------------------------------------------------------------------------------------------------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three-Month Period Ended September 30, 2001

                                                     Medical,
                                                    Janitorial
                                  Small                and
                                Household            Dietary
                                Products             Products           Corporate         Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                    $ 2,589,000         $ 1,424,000         $      --                 --          $ 4,013,000
Intersegment sales                  (2,000)             (1,000)                                                   (3,000)
---------------------------------------------------------------------------------------------------------------------------
Total sales                    $ 2,587,000         $ 1,423,000         $      --           $     --          $ 4,010,000
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)        $    73,000         $   129,000         $  (114,000)        $     --          $    88,000
Interest expense                   (43,000)            (39,000)           (118,000)              --             (200,000)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)              $    30,000         $    90,000         $  (232,000)        $     --          $  (112,000)
---------------------------------------------------------------------------------------------------------------------------
Depreciation of
   fixed assets                $     7,000         $     2,000         $      --           $     --          $     9,000
---------------------------------------------------------------------------------------------------------------------------
Amortization of
   intangibles                 $      --           $     9,000         $      --           $     --          $     9,000
---------------------------------------------------------------------------------------------------------------------------
Capital expenditures           $      --           $    19,000         $      --           $     --          $    19,000
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Nine-Month Period Ended September 30, 2001

                                                    Medical,
                                                   Janitorial
                                  Small               and
                                Household           Dietary
                                Products            Products            Corporate        Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                   $  7,892,000        $  4,358,000        $       --                --         $ 12,250,000
Intersegment sales                  (7,000)             (5,000)                                                 (12,000)
---------------------------------------------------------------------------------------------------------------------------
Total sales                   $  7,885,000        $  4,353,000        $       --          $     --         $ 12,238,000
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)       $    310,000        $    436,000        $   (150,000)       $     --         $    596,000
Interest expense                  (151,000)           (125,000)           (388,000)             --             (664,000)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)             $    159,000        $    311,000        $   (538,000)       $     --         $    (68,000)
---------------------------------------------------------------------------------------------------------------------------
Depreciation
   fixed assets               $     20,000        $      5,000        $       --          $     --         $     25,000
---------------------------------------------------------------------------------------------------------------------------
Amortization of
   intangibles                $       --          $     26,000        $       --          $     --         $     26,000
---------------------------------------------------------------------------------------------------------------------------
Capital expenditures          $      6,000        $     29,000        $       --          $     --         $     35,000
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Liquidity and Capital Resources

Creative Technologies Corp. ("CTC") is a holding company owning the stock of IHW, Inc. ("IHW"). IHW also owns the stock of Ace Surgical Supplies Co., Inc. ("Ace") an operating company, (collectively the "Company"). Ace, in business since 1974, distributes janitorial, dietary and medical products in the tri-state area, generally to hospitals, nursing homes and assisted living facilities. Ace is currently expanding its customer base to include various other facilities including educational, hospitality, institutional and entertainment. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products were distributed in 2001 by IHW were Brabantia International BV, MAWA Metallwarenfabrik Wagner GmbH ("Mawa"), Foppa Pedretti S.p.A. and Evoluzione S.R.L. IHW is continually looking to distribute other complementary lines that meet its various criteria.

For the nine-month period ended September 30, 2001, cash provided by operating activities was $16,000, cash used in investing activities was $30,000 and cash of $42,000 was provided by financing activities. As a result, at September 30, 2001, cash increased by $28,000 from $24,000 at December 31, 2000 to $52,000 at September 30, 2001. The Company had a negative working capital of $5,265,000 at September 30, 2001.

Accounts payable and other liabilities increased to $4,986,000 at September 30, 2001 from $3,881,000 at December 31, 2000 primarily due to an increase in inventory attributable to lower then projected sales.

During the nine-month period ended September 30, 2001, debt to a financial institution increased by $220,000 to $3,064,000 and notes payable to related parties decreased by $656,000 to $2,523,000.

At September 30, 2001, the Company had outstanding related party notes payable totaling $2,523,000 as follows:

          Twelve Months Ended
          September 30                         Amount
                                               ------
             2002                           1,622,000
             2003                             901,000
                                           ----------
                                            2,523,000
             Current Portion                1,622,000
                                           ----------
                                           $  901,000
                                           ==========

Of this amount, $2,289,000 bears interest at 12% and $234,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payables aggregating $2,006,000 are personally guaranteed by certain stockholders of the Company.

A related party note holder whose note amounted to $741,000 agreed to restructure the terms of his note and as a result 500,000 shares of common stock was issued to him, interest accrued in the amount of $84,000 and principal in the amount of $498,000 were exchanged for stock. The difference between the interest and principal totaling $582,000 and the fair value of stock issued in the amount of $35,000 equaling $547,000, has been recorded as a capital contribution. The remaining debt of $243,000 is being repaid to him in varying monthly installments over twenty-three months with interest at the rate of 18% per annum.

At September 30, 2001, the Company owed $3,064,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000, as defined, which expires June 2003. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (6.00% at September 30, 2001) plus 2% plus other fees. The agreement, among other matters, has certain restrictions as defined.

At September 30, 2001, the Company had an outstanding note payable (aggregating $380,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum. This note is being repaid at a rate of $10,000 per month.

At September 30, 2001 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum.

Results of Operations

The Company had net sales of $4,010,000 and $4,287,000, respectively, for the three-month periods ended September 30, 2001 and September 30, 2000 and $12,238,000 and $11,710,000, respectively, for the nine-month periods ended September 30, 2001 and September 30, 2000. Sales in the month of September were lower then projected because of the disruption of business caused by the events of September 11th. Nine month sales are still ahead of last year because of the increased sales of small household products realized in the first half of the year.

Gross profit margins for the third quarter ended September 30, 2001 and September 30, 2000 were 35% and 36%, respectively, and for the nine-month periods ended September 30, 2001 and September 30, 2000 were 35% and 37%, respectively. The decrease in gross profit margin is primarily attributable to foreign exchange cost fluctuations.

Selling, general and administrative expenses were $1,049,000 and $818,000 or 26% and 19% of net sales, respectively, in the three-month periods ended September 30, 2001 and September 30, 2000, and $2,979,000 and $2,450,000 or 24% and 21% of
net sales, respectively, in the nine-month periods ended September 30, 2001 and September 30, 2000. The increase in amount of expenses is primarily due to an increase in payroll and related expenses.

Warehousing expenses were $265,000 and $238,000 or 7% and 6% of net sales, respectively, for the three-month periods ended September 30, 2001 and September 30, 2000, and $766,000 and $671,000 or 6% each year of net sales respectively for the nine-month periods ended September 30, 2001 and September 30, 2000. Warehousing expenses increased in absolute terms because of higher sales, but remained constant as a percentage of overall sales.

Interest expense decreased to $200,000 from $253,000 for the three-month period ended September 30, 2001, compared to the three-month period ended September 30, 2000, and decreased to $664,000 from $747,000 for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000. The decrease of $83,000 for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000 was primarily due to lower interest rates, effectively reducing the cost of borrowings and the reduction in notes payable related party.

Inventory was $2,357,000 at September 30, 2001 compared to $1,626,000 at September 30, 2000. The increase in inventory is primarily attributed to lower then projected sales. Accounts receivable net was $2,910,000 at September 30, 2001 compared to $3,359,000 at September 30, 2000. The decrease in receivables is reflective of the decrease in sales.

Due to the foregoing, the Company reported a net loss of $(112,000) compared to a net profit of $223,000, respectively, for the three-month periods ended September 30, 2001 and September 30, 2000, and a net loss of $(68,000) compared to a net profit of $420,000, respectively, for the nine-month periods ended September 30, 2001 and September 30, 2000.

                            PART II OTHER INFORMATION


Item 6.   a.   Exhibits

          NONE

          b.   Reports on form 8-K

          The Registrant did not file reports on Form 8-K during the three months ended September 30, 2001.

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



                                              CREATIVE TECHNOLOGIES CORP.
                                              ---------------------------
                                              Registrant

Dated: November 13, 2001                      By: S/ Richard Helfman
                                                  ------------------
                                                  Richard Helfman, President