Form 10KSB
period 2001-12-31
CREATIVE TECHNOLOGIES CORP
filed 2002-04-15
CIK 785321

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended
December 31, 2001                                   Commission File No. 0-15754


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for fiscal year ended December 31, 2001 were $ 15,623,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant is $232,748 as of March 15, 2002.

The number of shares outstanding of the registrant's Common Stock as of March 15, 2002 is:

               Class                           Outstanding at March 15, 2002
               -----                           -----------------------------

      Common Stock, $.09 par value                      17,198,831

PART I
------

ITEM 1.  BUSINESS

         Creative Technologies Corp. ("CTC") is a holding company owning the stock of IHW, Inc. ("IHW"), which in turn owns the stock of Ace Surgical Supplies Co., Inc. ("Ace") an operating company, (collectively the "Company"). Ace, in business since 1974, was acquired by CTC in October 1997 and transferred to IHW in November 1999. Ace distributes janitorial, dietary and medical products in the tri-state area, generally to hospitals, nursing homes and assisted living facilities. Ace is currently expanding its customer base to include various other facilities including educational, hospitality, institutional and entertainment. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products were distributed in 2001 by IHW were Brabantia International BV, MAWA Metallwarenfabrik Wagner GmbH ("Mawa"), Foppa Pedretti S.p.A., Evoluzione S.R.L., and Framar S.P.A. IHW is continually looking to distribute other complementary lines that meet its various criteria.


Brabantia Products

         The Company and Brabantia, a Netherlands company, entered into a five-year distributorship Agreement effective January 1, 1996 that provides for IHW to have the exclusive right to distribute Brabantia products in the United States. This 5-year agreement renews automatically on an annual basis provided that all terms and conditions are being met. The agreement has been renewed as of January 1, 2002 and the Company enjoys an excellent working relationship with Brabantia. Brabantia manufactures high quality houseware products and sells its products in over 68 countries throughout the world.

         Brabantia's major product categories include food storage, waste storage and laundry products. Brabantia's product lines are targeted to the middle to high end of the market. Brabantia develops and introduces new products every year.

         In 2001, sales of Brabantia products represented approximately 57% of total sales of the Company. Historically, the return rate for Brabantia products is low. The Brabantia line of products is being marketed primarily by the Company's Chief Executive Officer and the President to specialty stores, catalogs, hardware stores, mass merchandising stores and discounters. The Company displays its products at the Chicago Houseware Show, and other regional shows. Two customers comprised approximately 22% and 10% of total sales in 2001. No other customer comprised more then 7% of total sales.


Other Products

         IHW is the United States distributor of MAWA and Foppa Pedretti products. MAWA, a German company, is the largest European manufacturer of metal clothes hangers. Foppa Pedretti, an Italian company, manufactures a full line of high-end wooden space saving efficient home furnishings. The marketing efforts for these product lines began in early 1999 and sales to date have not been material. In 2000 the Company entered into an exclusive distribution agreement with Evoluzione S.R.L., an Italian manufacturer of laundry hampers, closet storage and organization accessories, portable wardrobes and clothing boxes. The sales to date have not been material. Marketing efforts for Framar, an Italian manufacturer of stepladders, are just beginning.


Ace Surgical Supply Co., Inc.

         Ace, a wholly owned subsidiary purchased by the Company in October 1997, has distributed janitorial, dietary and medical supplies generally to Hospitals, nursing homes and assisted living facilities since 1974.

         The products can be generally categorized as disposables and include branded and non-branded lines of wound dressing, incontinence products, dietary supplies, housekeeping supplies and cleaning chemicals. These products are purchased by Ace from various sources, one of whom supplied more than 10% of Ace's total purchases. Ace generally has more than one supplier for all of its products and usually keeps under a 30-day supply of products in its inventory. Generally, Ace's customers have been customers for many years. Management believes that Ace allows its customers the convenience of purchasing many of its product needs from one source at a price that would not be higher than if such customers purchased the products from other distributors. Ace's sales for fiscal 2001 were approximately 37% of total sales.

         Six salesmen, who also call on new customers, perform marketing of Ace's products. Deliveries are performed by leased trucks and drivers.


Product Warranty

         Certain products sold by IHW come with a limited manufacturers guarantee against defects of between two and ten years. Any product returned to the Company as defective is returned to the manufacturer for partial credit. No warranty is available for the lines sold by ACE.


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


Employees

         The Company has 31 employees. These include 20 people in administration, customer services and sales, 3 officers, and 8 people engaged in shipping, warehousing and servicing. The Company and Ace have entered into an agreement with United Production Workers Union, Local 17-18 under which agreement four employees receive certain health benefits and cost of living increases. This agreement terminates March 15, 2005.


ITEM 2.   PROPERTIES

         The Company's executive offices and warehouse currently consist of approximately 28,800 square feet located at 170 53rd Street, Brooklyn, New York 11232 and is subleased on a month-to-month basis from a company owned by the Company's principal stockholders who sold the building in April 1999. Rent expense, inclusive of real estate taxes and assessments, for 2001 was approximately $161,000. See "Certain Relationships and Related Transactions." Outside public warehouse space is utilized as needed. In December 2001, IHW entered into an agreement to outsource all warehousing and shipping to an independent party located in New Jersey. The Company believes that this new arrangement will result in lower logistics costs while still maintaining the same level of operating efficiencies. Negotiations are now underway in Brooklyn to reduce the amount of warehouse space and monthly rent. The Company believes that its executive offices and warehouse space are sufficient for its current needs.


ITEM 3.  LEGAL PROCEEDINGS & PRODUCT LIABILITY

         Various lawsuits and claims have been or may be instituted against the Company in the normal course of business. There are no lawsuits or claims currently pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for the vote of stockholders during the fourth quarter of the fiscal year covered by this report.


PART II.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed for trading on the Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the fiscal quarters of 2001 and 2000. These quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

                                 Fiscal Year Ended        Fiscal Year Ended
                                 December 31, 2000        December 31, 2001
                                 High Bid Low Bid         High Bid Low Bid
                                 ----------------         ----------------

COMMON STOCK (CRTV)

First Quarter                   $0.3750      $0.1250      $0.700      $0.0600

Second Quarter                  $0.1875      $0.1000      $0.1200     $0.0650

Third Quarter                   $0.1250      $0.1000      $0.0700     $0.0600

Fourth Quarter                  $0.3825      $0.09375     $0.0700     $0.0500

----------

The closing bid price of the Common Stock on March 15, 2002 was $0.05.

         At March 15, 2002, there were in excess of 750 Shareholders. Holders of Common Stock are entitled to dividends, when, as, and if declared by the Board of Directors out of funds legally available therefore. The holders of the Common Stock may not receive dividends until the holders of the Preferred Stock receive all accrued but unpaid dividends. The Company has not paid any cash dividends on its Common Stock and, for the immediate future, intends to retain earnings, if any, to finance the development and expansion of its business.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

           The Company had an operating loss for the year ended December 31, 2001 of $520,000 compared to an operating profit of $423,000 for the year ended December 31,2000. As of December 31, 2001, the Company had a working capital deficit of $5,920,000. The 2001 results were negatively affected by the aftermath of September 11, a weak US economy (particularly softer retail sales and high unemployment) increased competition from the Far East, higher expenses, a lower foreign exchange rate, and the continued heavy interest burden of the notes payable, which represented monies borrowed to support the discontinued electrics business.

           Last year IHW experienced a modest growth in Brabantia sales despite fourth quarter sales that were well below projections. The Company is forecasting continued growth in 2002 because of new Brabantia products and lines and a broader customer base. Sales of MAWA & Foppa Pedretti products are not expected to be material this year. Marketing efforts of Framar are just getting underway. Evoluzione sell through at retail was below expectations and the company has made changes in the product line for 2002.

           ACE experienced a small decline in sales as a result of management's decision to give up certain low profit accounts and product lines to concentrate on implementing a long-term strategy to develop and offer higher margin and less competitive services and products. The gross profit improved but was partially offset by the hiring of four new salesmen to help increase future sales.

           The Company believes that it will be able to continue as a going concern and generate sufficient cash flow to meet its obligations as they come due. IHW has seen its sales platform for Brabantia steadily increase on a monthly basis, both in terms of the number of retail accounts and the number of items that these customers are carrying. The Company believes that there has been a positive reaction to some of the new items that the Company is introducing and the Company expects to add additional complementary lines in the future. The Company receives favorable terms from its suppliers, enjoys a satisfactory banking relationship with Wells Fargo Credit Corporation ("Wells"), and is continuing to look for ways to cut costs, reduce overhead and operate more efficiently.


Liquidity and Capital Resources

           For the year ended December 31, 2001 ("fiscal 2001"), cash provided by operating activities was $230,000. Cash of $37,000, was used in investing activities and cash of $161,000 was used in financing activities. As a result, at December 31, 2001 cash increased by $32,000 to $56,000 compared to $24,000 at December 31, 2000. The Company had a negative working capital of $5,920, 000 at December 31, 2001.

           Accounts payable and other liabilities increased to $3,972,000 at December 31, 2001 from $3,881,000 at December 31,2000, while notes payable-bank declined from $2,844,000 to $2,566,000.

During August 2001, a related party noteholder whose note amounted to $741,000 agreed to restructure the terms of his note and as a result 500,000 shares of common stock was issued to him, interest accrued in the amount of $84,000 and principal in the amount of $498,000 were exchanged for stock. The difference between the interest and principal totaling $582,000 and the fair value of the stock issued in the amount of $35,000 equaling $547,000, has been recorded as a capital contribution. The remaining debt of $243,000 is being repaid to him in varying monthly installments over twenty-three months with interest at the rate of 18% per annum.

           At December 31, 2001, the Company had $2,858,000 of notes outstanding to various individuals and shareholders of the Company. These loans bear interest at between 12%-18% per annum. Of this amount, $2,028,000 is due currently, including $1,472,000 that is due on demand. Of the remaining $830,000 notes outstanding, $309,000 is due in monthly installments through July 2003 and $521,000 is due September 30, 2004. Of these related party loans, $2,341,000 is guaranteed by certain stockholders of the Company.

           At December 31, 2001, the Company had a credit line with Wells in the total amount of $4,000,000, which expires June 2003 and had a balance of $2,566,000 at December 31, 2001. The loans under this line are on a revolving credit basis based on asset availability. The Company pays an interest rate equal to the greater of 7.5% or the prime rate plus 2.0%. The Company also pays a minimum loan fee in the event that the closing daily unpaid balance is less than a certain amount. The Company paid a facility fee to obtain the line of credit and pays certain administrative fees. Wells obtained a security interest in all the assets of the Company. The Company enjoys a satisfactory banking relationship with Wells. A stockholder has given his limited personal guarantee for this loan.


Results of Operations

           The Company had net sales of approximately $15,623,000 in the fiscal year ended December 31, 2001 compared to net sales of approximately $15,714,000 for the fiscal year ended December 31, 2000. The decrease in sales was the primarily the result of weaker than expected fourth quarter sales caused by the events originating from September 11.

           Gross profit margins for the fiscal year ended December 31, 2001 and December 31, 2000 were 34% and 36%, respectively. Although Ace's gross margin increased, it was not enough to offset the lower gross margin of IHW caused by higher prices for product, an unfavorable foreign exchange rate, and price concessions that had to be made to retailers because of increased competitive pressures.

           Selling, general and administrative expenses in fiscal 2001 were $3,996,000, an increase of $653,000 from fiscal 2000 expense of $3,343,000. This increase is attributable to ACE hiring new salesman, IHW adding additional support people, and higher salaries for key employees. Warehousing costs increased to $1,003,000 for Fiscal 2001 from $905,000 in Fiscal 2000. The increase is the result of IHW needing to utilize additional warehouse space and outsource certain logistical operations.

           Interest expense and financing costs in Fiscal 2001 were $863,000, a decrease of $141,000 from the $1,004,000 incurred during Fiscal 2000. This decrease is the result of lower interest rates, lower average level of borrowings and the agreement by one of the note holders to forgive past interest owed.

           Due to the forgoing, the Company had net loss of approximately $520,000 in fiscal 2001 compared to net income of $423,000 in fiscal 2000.


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Pages F-1 through F-18.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY The officers and directors of the Company are as follows:


           Name                    Age                   Title
           ----                    ---                   -----

           David Guttmann           55          Chairman of the Board

           Richard Helfman          55          Director and President of the
                                                Company and IHW

           David Selengut           46          Secretary

           Lala Bessler             54          Director and President of Ace

           Alan Miller              40          Director

           Abraham Guttmann         52          Director

           Alan Berger              34          Director

           Robert Bruckstein        54          Director


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

         Alan Berger has been a Director of the Company since December 2000. He has been the Chief Operating Officer Cancer Advisors from July 2001, was Chief Operating Officer of Pagetalk Inc. from August 1999 until July 2001 and Chief Operating Officer of Bill's Internet Yellow Pages, Inc. from July 1996 until August 1999.

         Abraham Guttmann has been a Director of the Company since December 2000. He has been Vice President in charge of operations of the Company since March 1993.

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

         To the Company's knowledge, there were no delinquent 16(a) filers for transactions in the Company's securities during the year ended December 31, 2001.

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


                                  SUMMARY COMPENSATION TABLE

                                                   Annual                                     Long-Term
                                                   Compensation                               Compensation

                                                                         Other Annual         Awards
Name and Principal Position             Year       Salary                Compensation         Options
                                                   ($)                   ($)                  (#)
David Guttmann,                         2001       $220,660
Chief Executive Officer                 2000       $200,660
                                        1999       $143,160


Richard Helfman,                        2001       $210,000                                   600,000
President                               2000       $180,000
                                        1999       $180,000

Lala Bessler                            2001       $121,540                                   200,000
                                        2000       $128,065
                                        1999       $117,625

Abraham Guttmann                        2001       $220,600
                                        2000       $200,271



                              OPTION GRANTS IN 2001

                                                    Percent   of  Total   Options
                              Options               Granted   to   Employees   in  Exercise          Expiration
Name                          Granted               Fiscal Year 2001               Price             Date
(a)                           (b)                                                  $

Richard Helfman               600,000                 37%                             $.07                     06/06/06
Lala Bessler                  200,000                 12%                             $.07                     06/06/06



                               AGGREGATED OPTION EXERCISES IN 2001 AND FOR YEAR-END OPTION VALUES

                                                                        Number of              Value of
                                                                        Unexercised            Unexercised
                                                                        Options                in-the-Money
                                                                        at Fiscal              Options
                                                                        Year-End               at Fiscal
                                                                        (#)                    Year-End ($)
                            Shares               Value
                            Acquired on          Realized               Exercisable/           Exercisable/
Name                        Exercise (#)         ($)                    Unexercisable          Unexercisable
(a)                         (b)                  (c)                    (d)                    (e)

David Guttmann              -0-                  -0-                          0/0               -0-

Richard Helfman             -0-                  -0-                       600,000/0            -0-

Lala Bessler                -0-                  -0-                       200,000/0            -0-

Abraham Guttmann            -0-                  -0-                          0/0               -0-



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2001, certain information as to the stock ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, by each director of the Company who owns any shares, and by all officers and directors as a group. This table includes the shares of 1997 Preferred Stock which have the right to cast 1000 votes per share of 1997 Preferred Stock.


                                                                           Percentage of
Name of Beneficial                    Number of Shares of                   Class as of
     Owner                          Common Stock Owned (1)               December 31, 2001
------------------                  ----------------------               -----------------
Bonnie Septimus (2)                       7,165,661                            32.9%
72 Lord Avenue
Lawrence, NY

David Guttmann (3)                        7,407,893                            28.2%
170 53rd Street
Brooklyn, NY 11235

Rochelle Guttmann (4)                     3,785,714                            18.3%
170 53rd Street
Brooklyn, NY 11235

Abraham Guttmann                          3,853,178                            18.6%
170 53rd Street
Brooklyn, NY 11235

Richard Helfman (5)                         622,777                             2.9%
170 53rd Street
Brooklyn, NY 11235

Lala Bessler (6)                            210,046                               1%
170 53rd Street
Brooklyn, NY 11235

Alan Miller (7)                             794,100                             3.7%

Alan Berger (8)                              57,555                               *

Robert Bruckstein (9)                       654,557                             3.1%


All officers and
directors as a
group (7 persons)(10)                    13,600,106                            48.3%

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

(5)  Includes 600,000 shares issuable upon exercise of stock options.

(6) Includes 2,190 shares owned by her husband as to which she disclaims beneficial interest of and includes 200,000 shares issuable upon exercise of stock options.

(7) Includes 700,000 shares issuable upon exercise of a warrant and 25,000 shares issuable upon exercise of stock options.

(8) Includes 32,555 shares owned by his wife, as to which he disclaims beneficial interest of and 25,000 shares issuable upon exercise of stock options.

(9) Includes 300,000 shares issuable upon exercise of a warrant, 25,000 shares issuable upon exercise of stock options and 200 shares of 1997 Preferred Stock, which represents the right to 200,000 votes. Half of such Preferred Stock is owned by Dr. Brukstein's wife as to which he disclaims beneficial interest of.

(10) Includes the shares described in footnotes (3), (5), (6), (7), (8) and (9) above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Barry Septimus and David Guttmann personally guaranteed certain indebtedness of the Company in the amount of $2,341,000 as of December 31, 2001.

         The Company's executive offices and warehouse at 170 53rd Street, Brooklyn, NY are subleased on a month-to-month basis at a cost of $13,860 inclusive of real estate taxes from a Company owned by the Company's principal stockholders. Rent and expenses inclusive of real estate taxes for the Brooklyn facility for 2001 was $161,000.

         In December 1996, the Company obtained a line of credit from Century Business Credit Corporation ("Century"). During 2000 Wells Fargo Credit Corporation ("Wells") bought the division from Century. David Guttmann guarantees up to $800,000 of the Company's obligations to Wells. See "Management's Discussion and Analysis or Plan of Operation" for a description.


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

           (C) By-Laws of Registrant -- Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-2100), Exhibit 3.3.

           (I) 1993 Stock Option Plan - Incorporated by reference to the Registration Statement on Form S-8 filed December 2, 1993.

           (Q) Brabantia Agreement - Incorporated by reference to form 10-KSB for year ended December 31, 1995.

           (R) Loan Agreement with Century Business Credit. Incorporated by reference to Form 10-KSB for year ended December 31, 1996.

           (S) Agreement and Plan of Merger dated October 27, 1997. Incorporated by reference to the Form 8-K filed October 27, 1997.

           (T) Amendment No. 3 to Loan and Security Agreement with Century Business Credit Corporation. Incorporated by reference to Form 10-KSB for year ended December 31, 1997.

           (U) 1998 Stock Option Plan incorporated by reference to Appendix A to the Proxy Statement for the 1998 Shareholders' meeting.

           (V)       Distributorship Agreement with Evoluzione S.R.L.


B)         REPORTS ON FORM 8-K

           The registrant did not file reports on form 8-K during the year ended December 31,2001.

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


Dated: April 12, 2002


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



_________________________           Chairman of the Board
David Guttmann                      of Directors                  April 12, 2002


_________________________           President, Director and
Richard Helfman                     Chief Financial Officer       April 12, 2002


_________________________           Director                      April 12, 2002
Lala Bessler


_________________________           Director                      April 12, 2002
Alan Miller


_________________________           Director                      April 12, 2002
Alan Berger


_________________________           Director                      April 12, 2002
Robert Bruckstein


_________________________           Director                      April 12, 2002
Abraham Guttmann

CREATIVE TECHNOLOGIES CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================







INDEPENDENT AUDITOR'S REPORT                                            F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet                                                        F-2
   Statement of Operations                                              F-3
   Statement of Changes in Stockholders' Deficiency                     F-4
   Statement of Cash Flows                                              F-5
   Notes to Consolidated Financial Statements                         F-6 - F-18

INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Creative Technologies Corp.


We have audited the accompanying consolidated balance sheet of Creative Technologies Corp. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Technologies Corp. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 6, 2002


                                                                                 CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                                                                   CONSOLIDATED BALANCE SHEET
=============================================================================================================================

DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                                   $      56,000
  Accounts receivable - net of allowance for doubtful accounts and rebates of $350,000                       2,030,000
  Inventories                                                                                                1,584,000
  Prepaid expenses and other current assets                                                                    242,000
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                                   3,912,000

Fixed Assets - less accumulated depreciation of $88,000                                                         80,000

Other Assets                                                                                                   745,000
-----------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                                       $   4,737,000
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Loans payable - financial institution                                                                  $   2,566,000
  Notes payable - other                                                                                      1,082,000
  Notes payable - related parties                                                                            2,028,000
  Accounts payable and accrued expenses                                                                      3,972,000
  Subordinated note payable - affiliate                                                                        120,000
  Due to related party                                                                                          64,000
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                                              9,832,000

Notes Payable - related parties                                                                                830,000

Subordinated Note Payable - affiliate                                                                          220,000
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                                     10,882,000
-----------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Redeemable preferred stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A Preferred Stock - $1,000 stated value; issued and
 outstanding 3,500 shares (redemption and liquidation value $3,500,000)                                        455,000
-----------------------------------------------------------------------------------------------------------------------------

Stockholders' Deficiency:
  Preferred stock - $.01 par value; authorized 5,000,000 shares:
    10,000 shares of convertible stock designated as 1996 Preferred Stock - $1,000 stated value;
     issued and outstanding 550 shares (liquidation value $550,000)                                            550,000
    10,000 shares of convertible stock designated as 1996-A Preferred Stock - $1,000 stated value;
     issued and outstanding 340 shares (liquidation value $340,000)                                            340,000
    1,000 shares of convertible stock designated as 2000 Preferred Stock- $1,000 stated value;
      issued and outstanding 200 shares (liquidation value $200,000)                                           200,000
  Common stock - $.09 par value; authorized 45,000,000 shares, issued and outstanding
   17,199,000 shares                                                                                         1,548,000
  Additional paid-in capital                                                                                 7,991,000
  Accumulated deficit                                                                                      (17,229,000)
-----------------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' DEFICIENCY                                                                              (6,600,000)
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                     $   4,737,000
=============================================================================================================================


                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                                 CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                                                         CONSOLIDATED STATEMENT OF OPERATIONS
=============================================================================================================================

YEAR ENDED DECEMBER 31,                                                                      2000                 2001
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $15,714,000          $15,623,000

Cost of sales                                                                          10,039,000           10,281,000
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                            5,675,000            5,342,000

Operating expenses:
  Selling, general and administrative                                                   3,343,000            3,996,000
  Warehousing costs                                                                       905,000            1,003,000
  Interest expense and financing costs                                                  1,004,000              863,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        5,252,000            5,862,000
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                         423,000             (520,000)

Less undeclared dividends on preferred stock                                             (226,000)            (606,000)
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common shares                                         $   197,000          $(1,126,000)
=============================================================================================================================

Net income (loss) per common share:
   Basic                                                                              $       .02          $      (.07)
   Diluted                                                                            $       .01          $      (.07)

-----------------------------------------------------------------------------------------------------------------------------

=============================================================================================================================

Weighted-average number of shares:
   Basic                                                                               11,326,000           16,887,000
   Diluted                                                                             26,971,000           16,887,000
=============================================================================================================================

                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                                 CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
=================================================================================================================================
YEARS ENDED DECEMBER 31, 2000 AND 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                              1996                     1996-A                       2000
                                                         PREFERRED STOCK           PREFERRED STOCK             PREFERRED STOCK
                                                       NUMBER                    NUMBER                      NUMBER
                                                      OF SHARES     AMOUNT      OF SHARES     AMOUNT        OF SHARES     AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                               600       $600,000       1,170    $ 1,170,000           -        -

Conversion of 50 shares of 1996 preferred
 stock into common shares                                (50)       (50,000)      -          -                   -        -

Conversion of 830 shares of 1996-A preferred
 stock into common shares                                                          (830)      (830,000)          -        -

Issuance of 2000 preferred stock to related party        -         -              -          -                   200     $200,000

Increase in carrying value of 1997-A preferred
 stock issued in connection with acquisition             -         -              -          -                   -        -

1997-A preferred stock dividend accrued                  -         -              -          -                   -        -

Net income for the year ended December 31, 2000          -         -              -          -                   -        -
---------------------------------------------------------------------------------------------------------------------------------

Balance at December  31, 2000                            550        550,000         340        340,000           200      200,000

Increase in carrying value of 1997-A preferred
 stock issued in connection with acquisition             -         -               -         -                   -        -

1997-A preferred stock dividend accrued                  -         -               -         -                   -        -

Issuance of common shares in lieu of interest
 and principal                                           -         -               -         -                   -        -

Net loss for year ended December 31, 2001                -         -               -         -                   -        -

---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                             550       $550,000         340       $340,000           200     $200,000
=================================================================================================================================

===================================================================================================================================
YEARS ENDED DECEMBER 31, 2000 AND 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                COMMON STOCK            ADDITIONAL
                                                          NUMBER                         PAID-IN       ACCUMULATED
                                                         OF SHARES        AMOUNT         CAPITAL         DEFICIT          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                                4,127,000    $   371,000      $8,649,000    $(17,132,000)    $(6,342,000)

Conversion of 50 shares of 1996 preferred
 stock into common shares                                   715,000         65,000         (15,000)      -               -

Conversion of 830 shares of 1996-A preferred
 stock into common shares                                11,857,000      1,067,000        (237,000)      -               -

Issuance of 2000 preferred stock to related party         -               -             -                -                 200,000

Increase in carrying value of 1997-A preferred
 stock issued in connection with acquisition              -               -                (48,000)      -                 (48,000)

1997-A preferred stock dividend accrued                   -               -               (420,000)      -                (420,000)

Net income for the year ended December 31, 2000           -               -             -                  423,000         423,000
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December  31, 2000                            16,699,000      1,503,000       7,929,000     (16,709,000)     (6,187,000)

Increase in carrying value of 1997-A preferred
 stock issued in connection with acquisition              -               -                (55,000)      -                 (55,000)

1997-A preferred stock dividend accrued                   -               -               (420,000)      -                (420,000)

Issuance of common shares in lieu of interest
 and principal                                              500,000         45,000         537,000       -                 582,000

Net loss for year ended December 31, 2001                 -                -            -                 (520,000)       (520,000)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                             17,199,000     $1,548,000    $  7,991,000    $(17,229,000)    $(6,600,000)
===================================================================================================================================

                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                         CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
======================================================================================================================

YEAR ENDED DECEMBER 31,                                                         2000                       2001
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                     $    423,000                  $(520,000)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                             37,000                     35,000
    Amortization of goodwill                                                  35,000                     35,000
    Increase (decrease) in allowance for doubtful accounts and rebates        24,000                    (63,000)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                        318,000                    861,000
      Decrease in inventories                                                 36,000                    152,000
      (Increase) decrease in prepaid expenses and other current assets        59,000                    (23,000)
      (Increase) decrease in other assets                                      3,000                     (2,000)
      Decrease in accounts payable and accrued expenses                   (1,348,000)                  (245,000)

----------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (413,000)                   230,000
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of fixed assets                                                 (8,000)                   (42,000)
  Proceeds from sale of fixed assets                                        -                             5,000

----------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                                (8,000)                   (37,000)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net repayments of loans payable - financial institution                    578,000                   (278,000)
  Proceeds from notes payable - related parties                               35,000                    340,000
  Repayment of notes payable - related parties                              (399,000)                  (163,000)
  Proceeds from related party                                               -                           -
  Repayment to related party                                                 (32,000)                   -
  Repayment to related party - subordinated                                 -                           (60,000)
  Proceeds from sale of preferred stock                                      200,000                    -

----------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 382,000                   (161,000)
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                              (39,000)                    32,000

Cash at beginning of year                                                     63,000                     24,000

----------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                    $      24,000                     56,000
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest                                $    742,000                  $ 636,000
======================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

  Restructuring of related party debt including:
    Debt reduction (including interest of $84,000)                                       $547,000
    Issuance of common stock                                                               35,000
                                                                                         --------     $ 582,000
======================================================================================================================


                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
  1.  SIGNIFICANT ACCOUNTING  Creative Technologies Corp. ("CTC") and
      POLICIES:               Subsidiaries (collectively, the "Company") are
                              engaged in importing and marketing small household products (principally to department and discount stores, catalogues and other retailers) and medical, janitorial and dietary products to hospitals and other healthcare facilities, hotels and entertainment facilities.

                              The Company has a working capital deficiency of $5,920,000 and a stockholders' deficiency of $6,600,000 as of December 31, 2001. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due, which management believes it will be able to do. Management believes that there is positive sales momentum being generated by products sold pursuant to distribution agreements. The Company will continue to negotiate increased bank credit availability referred to in Note 9. In addition, cost-cutting measures to reduce overhead are continuing.

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

                              Basic net income (loss) per common share is based on the weighted-average number of shares outstanding during the period while diluted net income (loss) per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method and convertible preferred stock. Both basic net loss per share and diluted net loss per share are the same for the year ended December 31, 2001, since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.

                              Net income (loss) per common share is based on the net income reduced by the cumulative dividend requirements on preferred stock of $226,000 and $606,000 for the years ended December 31, 2000 and 2001, respectively, divided by the weighted-average number of common shares outstanding.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                              SFAS No. 123, Accounting for Stock-based
                              Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and to present pro forma earnings
                              (loss) and per share information as though it had adopted SFAS No. 123. Under the provisions of APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

                              Goodwill, net of amortization amounting to $723,000 at December 31, 2001 arising from business acquisitions accounted for under the purchase method is being amortized over 25 years using the straight-line method and is included in other assets. Accumulated amortization amounted to $145,000 at December 31, 2001.

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

                              In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

                              The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

  2.  CONCENTRATION OF        At December 31, 2001, one customer comprised
      OF CREDIT               approximately 18% of the Company's accounts
      RISK:                   receivable and two customers comprised
                              approximately 22% and 10% of sales for the year then ended. During the year ended December 31, 2000, one customer comprised approximately 25% of sales. Such sales have been reported in the small household products business segment.


  3.  FIXED ASSETS:           Fixed assets are comprised of the following:

                                                                      Estimated
                                                                     Useful Life
                         -------------------------------------------------------

                         Equipment                       $ 77,000        5 years
                         Furniture and fixtures            91,000   3 to 7 years
                         -------------------------------------------------------

                                                          168,000
                         Less accumulated depreciation     88,000
                         -------------------------------------------------------

                                                         $ 80,000
                         =======================================================


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

                               (ii) convert each share of preferred stock into
                                    common stock at a rate of the lesser of $
                                    .18 or the average closing bid price per share for the five days prior to conversion;

                              (iii) redemption of their preferred shares on
                                    January 1, 2003 at $1,000 per share plus unpaid dividends payable in cash or shares of common stock at the option of the Company, as amended;

                               (iv) liquidation preferences of $1,000 per
                                    preferred share; and

                                (v) no voting rights.

                              The Company, at its option, has the right to redeem all or any portion of the 2000 Preferred Stock at $1,100 per share plus accrued and unpaid dividends prior to January 1, 2003, upon not less than 30 days' written notice.

                              Management intends to satisfy the cumulative unpaid 2000 Preferred Stock dividends, which aggregated $27,000 at December 31, 2001 through the issuance of securities of the Company.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                              The holders of 1997-A Preferred Stock are not entitled to:

                                (i) convert the 1997-A Preferred Stock into
                                    common stock; or

                               (ii) vote at any meeting of the stockholders of
                                    the Company unless the dividends are in
                                    arrears longer than one year, at which time the holders of the 1997-A Preferred Stock shall be entitled to 1,000 votes per share and shall vote along with the holders of common stock as one class.

                              At December 31, 2001, $1,336,000 of dividends were in arrears longer than one year and, as a result, holders of the 1997-A Preferred Stock are entitled to 3,500,000 votes along with holders of 17,199,000 shares of common stock.

                              At the effective date of the Ace merger, the estimated fair value of the 1997-A Preferred Stock amounted to approximately $265,000 pursuant to a valuation by an independent financial advisory firm.

                              Cumulative unpaid 1997-A Preferred Stock dividends aggregated $1,756,000 at December 31, 2001.

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

                               (ii) convert each share of preferred stock into
                                    shares of common stock, at the rate of $.10
                                    per share or the lowest price during the 12 months ended June 1, 2000;

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

                               (iv) liquidation preferences of $1,000 per
                                    preferred share; and

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                              Management intends to satisfy the balance of the cumulative unpaid 1996 Preferred Stock dividends, which aggregated approximately $368,000 at December 31, 2001, through the issuance of securities of the Company.

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

                               (ii) convert each share of preferred stock into
                                    shares of common stock, at the rate of $.10
                                    per share or the lowest price during the 12 months ended June 1, 2000;

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

                              Management intends to satisfy the balance of the cumulative unpaid 1996-A Preferred Stock dividends, which aggregated approximately $216,000 at December 31, 2001, through the issuance of securities of the Company.

                              As a result of the conversion of both the 1996 Preferred Stock and the 1996-A Preferred Stock, cumulative unpaid dividends in the amount of $396,000 were forfeited by the holders.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


5.    ACCOUNTS                The following are included in accounts payable and
      PAYABLE AND             accrued expenses at December 31, 2001:
      ACCRUED
      EXPENSES:               Accounts payable                        $1,232,000
                              Interest                                   492,000
                              Dividends on 1997-A Preferred Stock      1,756,000
                              Other accrued expenses                     492,000

--------------------------------------------------------------------------------
                                      TOTAL                           $3,972,000
================================================================================


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

                              During July 1998, the stockholders approved the establishment of a stock option plan (the "1998 Plan") which provides for issuance of incentive stock options or nonqualified stock options to eligible employees, officers, nonemployee directors and certain outside consultants. The aggregate number of shares of common stock to be issued under this plan is 2,000,000. Options are granted at the discretion of the board of directors. Options granted under the 1998 Plan expire at the end of 5 or 10 years from the date of grant or 3 months or 1 year after termination of service to the Company or employment, whichever is earlier. Incentive stock options may not be granted at less than fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder).

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Stock option activity under the 1993 Plan and the 1998 Plan is summarized as follows:


Year ended December 31,                       2000                        2001
-----------------------------------------------------------------------------------------------

                                                    Weighted-                  Weighted-
                                                     average                   average
                                                    Exercise                   Exercise
                                       Shares         Price        Shares       Price
-----------------------------------------------------------------------------------------------
Options outstanding at
 beginning of year                     713,328        $ .42          19,998        $3.65
Granted                                   -                       1,610,000          .07
Expired and canceled                  (693,330)       $ .32            -               -
-----------------------------------------------------------------------------------------------
Options outstanding at end
 of year                                19,998        $3.65       1,629,998         $.11
===============================================================================================

Options exercisable at end
 of year                                19,998        $3.65       1,629,998         $.11
===============================================================================================

Weighted-average fair value of
 options granted during the year          -            -               -            $.07
===============================================================================================


The following table presents information relating to stock options outstanding at December 31, 2001:


                                 Options Outstanding                 Options Exercisable
-----------------------------------------------------------------------------------------------

                                                   Weighted-
                                    Weighted-       average                   Weighted-
                                     average       Remaining                   Average
    Range of                        Exercise     Contractual                  Exercise
Exercise Price       Shares           Price      Life in Years    Shares       Price
-----------------------------------------------------------------------------------------------
$  .07             1,610,000        $  .07           4.48        1,610,000    $  .07
$ 2.06                16,666        $ 2.06           1.44           16,666    $ 2.06
$11.63                 3,332        $11.63           2.40            3,332    $11.63

-----------------------------------------------------------------------------------------------
                   1,629,998                         4.40        1,629,998    $  .11
===============================================================================================


All warrants issued prior to 2000 expired during 2000. In 2000, the Company issued 1,000,000 warrants to two new members of the board of directors with an exercise price of $.18 per share. The warrants expire October 2010.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The fair value of options and warrants granted to employees and members of the board of directors (which is amortized to expense over the option-vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2001:


Expected life of options or warrants                                       5 to 10 Years
========================================================================================

Risk-free interest rate                                                     4.9% to 5.7%
========================================================================================

Volatility of Creative Technologies, Inc.                                   146% to 228%
========================================================================================

Expected dividend yield on Creative Technologies, Inc.                           -
========================================================================================

The Company, in accordance with the provisions of SFAS No. 123, has elected to apply the current accounting rules under SFAS No. 25 and related interpretations in accounting for stock options and warrants and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options and warrants granted at the grant date, as prescribed by SFAS No. 123, the Company's net income (loss) and income (loss) per common share for the years ended December 31, 2000 and 2001 would approximate the pro forma amounts shown in the table below.

Year ended December 31,                                    2000                   2001
-----------------------------------------------------------------------------------------------
Reported net income (loss) applicable
 to common shares                                        $197,000            $(1,126,000)
===============================================================================================

Pro forma net income (loss) applicable
 to common shares                                        $ 17,000            $(1,239,000)
===============================================================================================

Reported net income (loss) per common share:
  Basic                                                  $    .02            $      (.07)
  Diluted                                                $    .01            $      (.07)
===============================================================================================

Pro forma net income (loss) per
 common share - basic and diluted                        $    .00            $      (.07)
===============================================================================================

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

7.    COMMITMENTS AND         The Company is currently leasing office and
      CONTINGENCIES:          warehousing space from a related party on a
                              month-to-month basis, at a cost of $14,000 per month inclusive of real estate taxes.
                              Rent and other expenses charged to operations for office and warehouse space aggregate
                              $158,000 and $161,000 in 2000 and 2001,
                              respectively.

                              The Company has distribution agreements with manufacturers of household products, one of which requires the Company to make specified minimum purchases of 2,000,000 Euros per year through December 31, 2002. This agreement grants the Company exclusive distribution rights and is automatically renewed provided that all conditions are being met.


8.    INCOME TAXES:           The major deferred tax asset (liability) items at
                              December 31, 2001 are as follows:


Net operating loss carryforwards                                             $ 7,643,000
Provision for doubtful accounts                                                  (24,000)
Depreciation of fixed assets                                                       3,000
Amortization of goodwill                                                          45,000
-----------------------------------------------------------------------------------------

       Total deferred tax assets                                               7,667,000

Valuation allowance                                                           (7,667,000)

-----------------------------------------------------------------------------------------
       NET DEFERRED TAX ASSETS                                               $     - 0 -
=========================================================================================

                              The difference between the tax provision (benefit) and the amount that would be computed by applying the statutory federal income tax rate to income before provision for taxes and extraordinary item is attributable to the following:

December 31,                                                   2000                 2001
-----------------------------------------------------------------------------------------
Income tax provision at 34%                               $ 144,000            $(177,000)
State and local income tax provision -
 net of federal tax effect                                   35,000              (37,000)
Increase in valuation allowance                                                  239,000
Utilization of net operating loss carryforwards            (188,000)
Other                                                         9,000              (25,000)

-----------------------------------------------------------------------------------------
                                                          $   - 0 -            $   - 0 -
=========================================================================================

                              The Company's net operating loss carryforwards for income tax reporting purposes aggregate approximately $16,984,000 with the following expiration dates: $6,249,000 in year 2010, $7,129,000 in year 2011, $3,095,000 in year 2012 and the remaining balance of $511,000 in year
                              2021.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

9.    NOTES PAYABLE AND       During August 2001, a related party noteholder
      RELATED PARTY           whose note amounted to $741,000 agreed to
      TRANSACTIONS:           restructure the terms of his note and as a
                              result, 500,000 shares of common stock were issued to him in exchange for interest accrued in the amount of $84,000 and principal totaling
                              $498,000. The difference between the interest and principal totaling $582,000 and the fair value of the stock issued in the amount of $35,000, equaling $547,000, has been recorded as a capital contribution. The remaining debt of $243,000 is being repaid to him in varying monthly installments over 23 months with interest at the rate of 18% per annum.

                              At December 31, 2001, the Company had outstanding related party notes totaling $2,858,000, payable as follows:

Year ending December 31,


            2002                                                              $2,028,000
            2003                                                                 309,000
            2004                                                                 521,000
-----------------------------------------------------------------------------------------

                                                                               2,858,000
Current portion                                                                2,028,000

-----------------------------------------------------------------------------------------
                                                                             $   830,000
=========================================================================================

                              Of the $2,858,000 of related party notes, $2,327,000 bears interest at 12% and $531,000 bears interest at 18%. Interest expense was $401,000 and $346,000 for the years ended 2000 and 2001, respectively. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party noteholders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable, aggregating $2,341,000, are personally guaranteed by certain stockholders of the Company.

                              At December 31, 2001, the Company owed $2,566,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000, as defined. This agreement expires in June 2003. The loan is collateralized by substantially all the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (4.75% at December 31, 2001) plus 2.0%, plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, restricts the Company with respect to (i) incurring any lien or encumbrance on its property or assets, (ii) entering into new indebtedness,
                              (iii) incurring capital expenditures in any fiscal year in an amount in excess of $100,000, (iv) declaring or paying dividends on common or preferred stock, and (v) requiring an officer of the Company to maintain certain ownership percentages throughout the term of the agreement.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              At December 31, 2001, the Company had an outstanding note payable (aggregating $340,000) to an affiliate subordinated to the obligations due to the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum. The Company has been granted the option to pay $10,000 per month.

                              At December 31, 2000, the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum. Interest expense was $47,000 and $8,000 for the years ended 2000 and 2001, respectively.

                              Included in prepaid expenses and other current assets at December 31, 2001 is an amount due from a major stockholder, consisting of interest and principal, aggregating $69,000. The note is due on demand, is collateralized and interest on the loan is at 12% per year.

                              Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two related parties, a principal stockholder and the spouse of a principal stockholder of the Company. During 2000 and 2001, $120,000 was charged to operations for each of these individuals.

                              The fair value of the loans payable, notes payable and due to related party approximates the carrying amount based on rates available to the Company for similar debt.

10.   RETIREMENT PLAN:        A subsidiary of the Company maintains a 401(k)
                              self-directed retirement plan covering its eligible employees, as defined. There were no contributions made during the years ended
                              December 31, 2001 and 2000. At December 31, 2001, the Company has outstanding loans from the plan aggregating approximately $200,000 due on demand with interest payable monthly at 12%. This amount is included in notes payable - related parties.

 11.  OTHER MATTERS:          The Company purchases substantially all of its
                              small household finished goods from suppliers in the Netherlands and Italy, and its janitorial, medical and dietary finished goods from suppliers in the United States.

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


12.   BUSINESS                In accordance with SFAS No. 131, the Company's
      SEGMENTS:               business segments are organized around its product
                              lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the years ended December 31, 2000 and 2001.

                              Year ended December 31, 2000
-----------------------------------------------------------------------------------------
                                      Medical,
                                     Janitorial
                          Small         and
                        Household      Dietary
                        Products      Products     Corporate  Eliminations  Consolidated
-----------------------------------------------------------------------------------------

Sales to unaffiliated
 customers              $9,821,000   $5,893,000         -            -       $15,714,000
-----------------------------------------------------------------------------------------
Total sales             $9,821,000   $5,893,000         -            -       $15,714,000
=========================================================================================

Operating income
 (loss)                 $1,115,000   $  615,000   $(303,000)         -       $ 1,427,000
Interest expense          (256,000)    (188,000)   (560,000)         -        (1,004,000)
-----------------------------------------------------------------------------------------
Net income (loss)       $  859,000   $  427,000   $(863,000)         -       $   423,000
=========================================================================================

Depreciation of
 fixed assets           $   30,000   $    7,000         -            -       $    37,000
=========================================================================================

Amortization of
 intangibles            $       -    $   35,000         -            -       $    35,000
=========================================================================================

Capital expenditures    $    6,000   $    2,000         -            -       $     8,000
=========================================================================================

Identifiable assets
 at December 31,
 2000                   $3,178,000   $2,747,000   $ 483,000    $(745,000)    $ 5,663,000
=========================================================================================

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



Year ended December 31, 2001
-------------------------------------------------------------------------------

                                      Medical,
                                     Janitorial
                          Small         and
                        Household      Dietary
                        Products      Products    Corporate  Eliminations   Consolidated
-----------------------------------------------------------------------------------------

Sales to unaffiliated
 customers              $9,824,000   $5,799,000       -           -          $15,623,000
-----------------------------------------------------------------------------------------
Total sales             $9,824,000   $5,799,000       -           -          $15,623,000
=========================================================================================

Operating income
 (loss)                 $  434,000   $  538,000   $ (21,000) $  (608,000)    $   343,000
Interest expense          (210,000)    (154,000)   (499,000)      -             (863,000)
-----------------------------------------------------------------------------------------
Net income (loss)       $  224,000   $  384,000   $(520,000) $  (608,000)    $  (520,000)
=========================================================================================

Depreciation of
 fixed assets           $   27,000   $    8,000       -           -          $    35,000
=========================================================================================

Amortization of
 intangibles               -         $   35,000       -           -          $    35,000
=========================================================================================

Capital expenditures    $    6,000   $   36,000       -           -          $    42,000
=========================================================================================

Identifiable assets
 at December 31,
 2001                   $7,422,000   $3,030,000   $ 406,000  $(6,121,000)    $ 4,737,000
=========================================================================================

                                                                           F-18