Form 10QSB
period 2002-03-31
CREATIVE TECHNOLOGIES CORP
filed 2002-05-10
CIK 785321

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:          March 31, 2002

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

                   YES [X]                NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09                                        17,198,831
----------------------------                    -------------------------------
(Title of each class)                           (Outstanding at March 31, 2002)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX


PART I  - FINANCIAL INFORMATION                                          PAGE

Item 1.       Condensed Consolidated Financial Statements

     Balance Sheet as at March 31, 2002 and December 31, 2001               3

     Statement of Operations
              For the Three Months ended
              March 31, 2002 and March 31, 2001                             4

     Statement of Cash Flows
              For the Three Months ended
              March 31, 2002 and March 31, 2001                             5

     Notes to Condensed Consolidated Financial Statements               6 - 9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           10 - 12

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                             13

     Signatures                                                            14

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                           March 31,        December 31,
                                                                                            2002               2001
                                                                                            ----               ----
Assets                                                                                    Unaudited          Audited
Current assets:
  Cash                                                                                  $    119,000    $     56,000
  Accounts receivable-net                                                                  2,891,000       2,030,000
  Inventories                                                                              1,405,000       1,584,000
  Prepaid expenses and other current assets                                                  314,000         242,000
                                                                                        ------------    ------------
                  Total current assets                                                     4,729,000       3,912,000

Fixed assets - less accumulated depreciation of $97,000 and $88,000 respectively              75,000          80,000
Other assets                                                                                 739,000         745,000
                                                                                        ------------    ------------
                  Total Assets                                                          $  5,543,000    $  4,737,000
                                                                                        ============    ============

Liabilities and Stockholders' Deficiency
Current liabilities:
  Loans payable - financial institution                                                 $  2,750,000    $  2,566,000
  Notes payable-other                                                                      1,082,000       1,082,000
  Notes payable - related parties                                                          2,252,000       2,028,000
  Accounts payable and accrued expenses                                                    4,655,000       3,972,000
  Subordinated note payable - affiliate                                                      120,000         120,000
  Due to related party                                                                        64,000          64,000
                                                                                        ------------    ------------
                  Total current liabilities                                               10,923,000       9,832,000

Notes payable related parties                                                                756,000         830,000
Subordinated note payable - affiliate                                                        218,000         220,000
                                                                                        ------------    ------------
                  Total liabilities                                                       11,897,000      10,882,000
                                                                                        ------------    ------------

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000)                                                              471,000         455,000
                                                                                        ------------    ------------

Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares:
     10,000 shares of convertible stock designated as 1996 preferred stock - $1,000
      stated value; issued and outstanding 550 shares (liquidation value $550,000)           550,000         550,000
     10,000 shares of convertible stock designated as 1996-A preferred stock - $1,000
      stated value; issued and outstanding 340 shares (liquidation value $340,000)           340,000         340,000
     1,000 shares of convertible stock designated as 2000 preferred stock - $1,000
      stated value; issued and outstanding 200 shares (liquidation value $200,000)           200,000         200,000
    Common Stock - $.09 par value; authorized 45,000,000 shares, issued and
      outstanding 17,199,000 shares                                                        1,548,000       1,548,000
    Additional paid-in capital                                                             7,870,000       7,991,000
    Accumulated deficit                                                                  (17,333,000)    (17,229,000)
                                                                                        ------------    ------------
                        Stockholders' deficiency                                          (6,825,000)     (6,600,000)
                                                                                        ------------    ------------
                        Total Liabilities and Stockholders' Deficiency                  $  5,543,000    $  4,737,000
                                                                                        ============    ============


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                            2001            2002
                                                        ------------    ------------
Net Sales                                               $  3,939,000    $  3,671,000

Cost of sales                                              2,490,000       2,304,000
                                                        ------------    ------------

Gross profit                                               1,449,000       1,367,000
                                                        ------------    ------------

Operating expenses:
     Selling, general and administrative expenses            949,000       1,021,000
     Warehousing expense                                     243,000         260,000
     Interest expense and financing costs                    231,000         190,000
                                                        ------------    ------------

                                                           1,423,000       1,471,000
                                                        ------------    ------------

Net income (loss)                                             26,000        (104,000)

Less undeclared dividends on preferred stock                (150,000)       (153,000)
                                                        ------------    ------------

Net loss applicable to common shares                    $   (124,000)   $   (257,000)
                                                        ============    ============

Net loss per common share - basic and diluted           $       (.01)   $       (.01)
                                                        ============    ============

Weighted average number of shares - basic and diluted     16,699,000      17,199,000
                                                        ============    ============



See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                  2001        2002
                                                                                ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                                            $  26,000    $(104,000)
   Adjustments to reconcile net income
   to net cash used in operating activities:
       Depreciation                                                                 8,000        9,000
       Amortization of goodwill                                                     9,000         --
       Decrease in allowance for doubtful accounts                                (77,000)    (138,000)
       Loss on disposition of fixed assets                                           --          2,000

Changes in operating assets and liabilities:
      Increase in accounts receivable                                            (212,000)    (723,000)
      Decrease (increase) in inventories                                         (176,000)     179,000
      Increase in prepaid expenses and other current assets                       (55,000)     (72,000)
      Decrease (increase) in other assets                                          (2,000)       6,000
      Increase in accounts payable and accrued expenses                           430,000      578,000
                                                                                ---------    ---------

Net cash used in operating activities                                             (49,000)    (263,000)
                                                                                ---------    ---------

Cash flows from investing activities - Acquisition of fixed assets                 (9,000)      (6,000)
Cash flows from financing activities:
  Net proceeds of loans payable - financial institution                           103,000      184,000
  Proceeds from notes payable - related party                                        --        250,000
  Repayment of notes payable - related party                                      (69,000)    (100,000)
  Repayment of subordinated note payable - affiliate                                 --         (2,000)
                                                                                ---------    ---------

Net cash provided by financing activities                                          34,000      332,000
                                                                                ---------    ---------

Net increase (decrease) in cash                                                   (24,000)      63,000

Cash at beginning of period                                                        24,000       56,000
                                                                                ---------    ---------

Cash at end of period                                                           $    --      $ 119,000
                                                                                =========    =========

Supplemental disclosures of cash flow information Cash paid during the period for:
     Interest                                                                   $ 159,000    $  92,000
                                                                                =========    =========
     Income Taxes                                                               $  12,000    $   1,000
                                                                                =========    =========


See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note - A Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

Upon the adoption of Statement of Financial Accounting Standards No. 142, the Company assigned previously recognized goodwill to individual reporting units and undertook to review such goodwill for possible impairment. Although that review is not yet complete it appears that no such impairment loss exists. Amortization expense on goodwill during the period ended March 31, 2001, amounted to approximately $9,000. Had such expense not been recorded the Company's results of operations and loss per common share would approximate the following:
                  Net income                                         $  35,000
                  Net loss applicable to common shares               $(115,000)
                  Net loss per common shares - Basic and diluted     $   (0.01)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note - B Notes Payable and Related Party Transactions

At March 31, 2001, the Company had outstanding related party notes payable totaling $3,008,000 payable as follows:

                     Twelve Months Ended
                          March 31,                    Amount
                         ---------                    ------
                           2003                  $2,252,000
                           2004                     235,000
                           2005                     521,000
                                                 ----------
                                                  3,008,000
                           Current Portion        2,252,000
                                                 ----------
                                                 $  756,000
                                                 ----------

Of this amount, $2,577,000 bears interest at 12% and $431,000 bears interest at 18%. Interest expense on these notes were $91,000 and $100,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,491,000 are personally guaranteed by certain stockholders of the Company.

At March 31, 2002 the Company had outstanding notes to another for $1,082,000, which bear, interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holders of this note, subject to the prior security interest of the financial institution and other noteholders.

At March 31, 2002, the Company owed $2,750,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000, as defined, which expires June 2003. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (4.75% at March 31, 2002) plus 2% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, has certain restrictions, as defined.

At March 31, 2002, the Company had an outstanding note payable (aggregating $338,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum. The Company has been granted the option to pay $10,000 per month.

At March 31, 2002 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum. Interest expense was $2,000 for the three-month periods ended March 31, 2002 and March 31, 2001.

Included in prepaid expenses and other current assets at March 31, 2002 is an amount due from a major shareholder, consisting of interest and principle, aggregating $64,000. The note is due on demand, is collateralized, and interest on the loan is at 12% per year.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two principal stockholders of the Company. During the three-month periods ended March 31, 2002 and 2001, $30,000, was charged to operations for each of these individuals.


Note C - Business Segments

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three-month periods ended March 31, 2001 and 2002.


Three-Month Period Ended March 31, 2001

                                                             Medical,
                                                           Janitorial
                                     Small                    and
                                   Household                Dietary
                                   Products                 Products          Corporate          Eliminations        Consolidated
 -------------------------- --------------------- ----------------------- -------------------- ------------------ ------------------
 Sales to unaffiliated
   customers                   $    2,467,000           $   1,472,000         $     -                  -              $3,939,000
 -------------------------- --------------------- ----------------------- -------------------- ------------------ ------------------
 Total sales                   $    2,467,000           $   1,472,000         $     -                  -              $3,939,000
 -------------------------- --------------------- ----------------------- -------------------- ------------------ ------------------
 Operating income (loss)       $      118,000           $     166,000         $  (27,000)         $    -              $  257,000
 Interest expense                     (52,000)                (43,000)          (136,000)              -                (231,000)
 -------------------------- --------------------- ----------------------- -------------------- ------------------ ------------------
 Net income (loss)             $       66,000           $     123,000         $ (163,000)         $    -              $   26,000
 -------------------------- --------------------- ----------------------- -------------------- ------------------ ------------------
 Depreciation of
    fixed assets               $        6,000           $       2,000         $     -             $    -              $    8,000
 -------------------------- --------------------- ----------------------- -------------------- ------------------ ------------------

 Amortization of
    intangibles                $      -                $        9,000         $     -             $    -              $    9,000
 -------------------------- --------------------- ----------------------- -------------------- ------------------ ------------------
 Capital expenditures          $      -                $        9,000         $     -             $    -              $    9,000
 -------------------------- --------------------- ----------------------- -------------------- ------------------ ------------------

Three-Month Period Ended March 31, 2002

                                                            Medical,
                                                           Janitorial
                                  Small                       and
                                Household                   Dietary
                                Products                    Products              Corporate        Eliminations       Consolidated
 ------------------------- ---------------------- -------------------------- ----------------- ----------------- -------------------
 Sales to unaffiliated
   customers                  $   2,217,000             $  1,454,000             $     -                -             $3,671,000
 ------------------------- ---------------------- -------------------------- ----------------- ----------------- -------------------

 Total sales                  $   2,217,000             $  1,454,000             $     -           $    -             $3,671,000
 ------------------------- ---------------------- -------------------------- ----------------- ----------------- -------------------

 Operating income (loss)      $      77,000             $    117,000             $ (108,000)       $    -             $   86,000
 Interest expense                   (50,000)                 (31,000)              (109,000)            -               (190,000)
 ------------------------- ---------------------- -------------------------- ----------------- ----------------- -------------------

 Net income (loss)            $      27,000             $     86,000             $ (217,000)       $    -             $ (104,000)
 ------------------------- ---------------------- -------------------------- ----------------- ----------------- -------------------

 Depreciation of
    fixed assets              $       6,000             $      3,000             $     -          $     -             $   9,000
 ------------------------- --------------------- ----------------------- -------------------- ------------------ -------------------
 Capital expenditures         $       2,000             $      4,000             $     -          $     -             $   6,000
 ------------------------- --------------------- ----------------------- -------------------- ------------------ -------------------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

         Creative Technologies Corp. ("CTC") is a holding company owning the stock of IHW, Inc. ("IHW"), a distributor for various European manufacturers of moderate to high-end housewares. IHW also owns the stock of Ace Surgical Supplies Co., Inc. ("Ace") an operating company, (collectively the "Company"). Ace, in business since 1974, distributes janitorial, dietary and medical products in the tri-state area, generally to hospitals, nursing homes and assisted living facilities. Ace is currently expanding its customer base to include various other facilities including educational, hospitality, institutional and entertainment. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products are being distributed in 2002 by IHW are Brabantia International BV, MAWA Metallwarenfabrik Wagner GmbH ("Mawa"), Foppa Pedretti S.p.A., Evoluzione S.R.L. and Framar S.P.A. IHW is continually looking to distribute other complementary lines that meet its various criteria.

For the three-month period ended March 31, 2002, cash used in operating activities was $263,000, cash used in investing activities was $6,000 and cash of $332,000 was provided by financing activities. As a result, for the three-month period ended March 31, 2002, cash increased by $63,000 from $56,000 at December 31, 2001 to $119,000 at March 31, 2002. The Company had a negative working capital of $6,194,000 at March 31, 2002.

Accounts payable and accrued expenses increased to $4,655,000 at March 31, 2002 from $3,972,000 at December 31, 2001 primarily due to additional financing needed to support the increase in sales over the fourth quarter in 2001 and the resulting increase in accounts receivable.

During the three month period ended March 31, 2002, debt to a financial institution increased by $184,000 to $2,750,000 and notes to related parties increased by $150,000 to $3,008,000.

At March 31, 2002, the Company had outstanding related party notes payable totaling $3,008,000 payable as follows:

                             Twelve Months Ended
                             March 31,                        Amount
                             ---------                        ------
                               2003                       $  2,252,000
                               2004                            235,000
                               2005                            521,000
                                                          ------------
                                                             3,008,000
                               Current Portion               2,252,000
                                                          ------------
                                                          $    756,000
                                                          ============

Of this amount, $2,577,000 bears interest at 12% and $431,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,491,000 are personally guaranteed by certain stockholders of the Company.

At March 31, 2002 the Company had outstanding notes to another for $1,082,000, which bear, interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holders of this note, subject to the prior security interest of the financial institution and other noteholders.

At March 31, 2002, the Company owed $2,750,000 pursuant to a loan and security agreement with a financial institution that expires June 2003. The Company, under this agreement is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (4.75% at March 31, 2002) plus 2% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, has certain restrictions, as defined.

At March 31, 2002, the Company had an outstanding note payable (aggregating $338,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum. The Company has been granted the option to pay $10,000 per month.

At March 31, 2002 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum.

Results of Operations

The Company had net sales of $3,671,000 and $3,939,000, respectively, for the three-month periods ended March 31, 2002 and March 31, 2001. The decrease in sales, primarily in IHW, is due to increased competition from the Far East and customers maintaining lower inventory level.

The gross profit margin for the first quarter ended March 31, 2002 remained constant at 37% verses the first quarter ended March 31, 2001.

Selling, general and administrative expenses were $1,021,000 and $949,000, respectively, in the three-month periods ended March 31, 2002 and March 31, 2001 or 28% and 24% of net sales, respectively. This increase is primarily due to a larger payroll, greater receivable write-offs and an increase in miscellaneous expenses.

Warehousing expenses were $260,000 and $243,000, respectively, for the three-month periods ended March 31, 2002 and March 31, 2001 or 7% and 6% of net sales, respectively. Management believes this increase is of a temporary nature, and is the result of higher initial expenses during the transition to move the warehousing and shipping functions of the Housewares division to an outside source.

Inventory was $1,405,000 at March 31, 2002 compared to $1,912,000 at March 31, 2001. The decrease in inventory is primarily the result of better inventory management in the Housewares division and implementation of a more flexible purchasing arrangement with Brabantia to strive for "Just in time" inventory. Accounts receivable net was $2,891,000 at March 31, 2002 compared to $3,117,000 at March 31, 2001.

Interest expense and financing costs were $190,000 and $231,000, respectively, for the three-month period ended March 31, 2002 and March 31, 2001. This decrease is primarily due to a lower interest rate on the loan payable - financial institution.

Due to the foregoing, the Company reported a net loss of $104,000 compared to a net profit of $26,000 respectively, for the three-month periods ended March 31, 2002 and March 31, 2001.

                            PART II OTHER INFORMATION


Item 6.   a. Exhibits

          NONE

          b. Reports on form 8-K

          The Registrant did not file reports on Form 8-K during the three months ended March 31, 2002.

                           CREATIVE TECHNOLOGIES CORP.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CREATIVE TECHNOLOGIES CORP.
                                             Registrant





Dated:  May 10, 2002                         By: S/ Richard Helfman
--------------------                             --------------------------
                                                 Richard Helfman, President