Form 10QSB
period 2002-06-30
CREATIVE TECHNOLOGIES CORP
filed 2002-08-19
CIK 785321

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                         June 30, 2002

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

                   YES   X                    NO
                       -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.09                                17,198,831
----------------------------                      ------------------------------
(Title of each class)                             (Outstanding at June 30, 2002)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX


PART I  - FINANCIAL INFORMATION                                           PAGE

Item 1.       Condensed Consolidated Financial Statements


     Balance Sheet as at June 30, 2002 and December 31, 2001                  3

     Statement of Operations
              For the Three and Six Months ended
              June 30, 2002 and June 30, 2001                                 4

     Statement of Cash Flows
              For the Six Months ended
              June 30, 2002 and June 30, 2001                                 5

     Notes to Condensed Consolidated Financial Statements                6 - 12

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             13 - 16


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                               17

     Signatures                                                              18

                                    CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                             June 30,          December 31,
                                                                                               2002                2001
                                                                                               ----                ----
Assets                                                                                      Unaudited             Audited
Current assets:
  Cash                                                                                     $     58,000       $     56,000
  Accounts receivable-net                                                                     2,385,000          2,030,000
  Inventories                                                                                 1,261,000          1,584,000
  Prepaid expenses and other current assets                                                     297,000            242,000
                                                                                           ------------       ------------
                  Total current assets                                                        4,001,000          3,912,000

Fixed assets - less accumulated depreciation of $119,000 and $88,000 respectively               132,000             80,000
Other assets                                                                                    747,000            745,000
                                                                                           ------------       ------------

                  Total Assets                                                             $  4,880,000       $  4,737,000
                                                                                           ============       ============
Liabilities and Stockholders' Deficiency
Current liabilities:
  Loans payable - financial institution                                                    $  2,489,000       $  2,566,000
  Notes payable - others                                                                      1,082,000          1,082,000
  Notes payable - related parties                                                             2,132,000          2,028,000
  Accounts payable and accrued expenses                                                       4,582,000          3,972,000
  Subordinated note payable - affiliate                                                         120,000            120,000
  Due to related party                                                                           64,000             64,000
                                                                                           ------------       ------------
                  Total current liabilities                                                  10,469,000          9,832,000

Notes payable related parties                                                                   676,000            830,000

Subordinated note payable - affiliate                                                           216,000            220,000
                                                                                           ------------       ------------
                  Total liabilities                                                          11,361,000         10,882,000
                                                                                           ------------       ------------

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares; 4,000 shares of nonconvertible stock designated as 1997-A preferred stock - $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000)                                                                 486,000            455,000
                                                                                           ------------       ------------

Stockholders' Deficiency
    Preferred stock - $.01 par value; authorized 5,000,000 shares:
      10,000 shares of convertible stock designated as 1996 preferred stock - $1,000
      stated value; issued and outstanding 550 shares (liquidation value $550,000)              550,000            550,000
     10,000 shares of convertible stock designated as 1996-A preferred stock - $1,000
      stated value; issued and outstanding 340 shares (liquidation value $340,000)              340,000            340,000
      1,000 shares of convertible stock designated as 2000 preferred stock - $1,000
      stated value; issued and outstanding 200 shares (liquidation value $200,000)              200,000            200,000
    Common Stock - $.09 par value; authorized 45,000,000 shares, issued and
      outstanding 17,199,000 shares                                                           1,548,000          1,548,000
    Additional paid-in capital                                                                7,750,000          7,991,000
    Accumulated deficit                                                                     (17,355,000)       (17,229,000)
                                                                                           ------------       ------------
                        Stockholders' deficiency                                             (6,967,000)        (6,600,000)
                                                                                           ------------       ------------
                        Total Liabilities and Stockholders' Deficiency                     $  4,880,000       $  4,737,000
                                                                                           ============       ============


            See notes to condensed consolidated financial statements

                                   CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (Unaudited)

                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30,                             June 30,
                                                                 2001              2002               2001              2002
                                                                 ----              ----               ----              ----
Net Sales                                                  $  4,289,000       $  4,090,000       $  8,228,000       $  7,761,000
Cost of sales                                                 2,799,000          2,480,000          5,289,000          4,784,000
                                                           ------------       ------------       ------------       ------------

Gross profit                                                  1,490,000          1,610,000          2,939,000          2,977,000
                                                           ------------       ------------       ------------       ------------

Operating expenses:
     Selling, general and administrative expenses               981,000          1,160,000          1,930,000          2,181,000
     Warehousing expense                                        258,000            250,000            501,000            510,000
     Interest expense and financing costs                       233,000            222,000            464,000            412,000
                                                           ------------       ------------       ------------       ------------
                                                              1,472,000          1,632,000          2,895,000          3,103,000
                                                           ------------       ------------       ------------       ------------

Net income (loss)                                                18,000            (22,000)            44,000           (126,000)

Less undeclared dividends on
                    preferred stock                            (152,000)          (153,000)          (302,000)          (306,000)
                                                           ------------       ------------       ------------       ------------

Net loss applicable to common shares                       $   (134,000)      $   (175,000)      $   (258,000)      $   (432,000)
                                                           ============       ============       ============       ============

Net loss per common share - basic and diluted                     $(.01)             $(.01)             $(.02)             $(.03)
                                                           ============       ============       ============       ============

Weighted average number of shares - basic and diluted        16,699,000         17,199,000         16,699,000         17,199,000
                                                           ============       ============       ============       ============



           See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                    2001            2002
                                                                    ----            ----
Cash flows from operating activities:
   Net income (loss)                                             $  44,000       $(126,000)
   Adjustments to reconcile net income
   to net cash provided by operating activities:
       Depreciation                                                 16,000          31,000
       Amortization of goodwill                                     17,000             -
       Loss on disposition of fixed assets                             -             2,000
       Decrease in allowance for doubtful accounts                (100,000)        (29,000)
   Changes in operating assets and liabilities:
      Decrease (Increase) in accounts receivable                     2,000        (326,000)
      (Increase) decrease in inventories                           (95,000)        323,000
      Increase in prepaid expenses and other current assets       (159,000)        (55,000)
      Increase in other assets                                      (2,000)         (2,000)
      Increase in accounts payable and accrued expenses            336,000         400,000
                                                                 ---------       ---------

 Net cash provided by operating activities                          59,000         218,000
                                                                 ---------       ---------

Cash flows from investing activities:
   Acquisition of fixed assets                                     (16,000)        (85,000)
   Proceeds from sale of fixed assets                                4,000             -
                                                                 ---------       ---------

Net cash used in investing activities                              (12,000)        (85,000)
                                                                 ---------       ---------

Cash flows from financing activities:
   Net proceeds of loans payable - financial institution           146,000         (77,000)
   Proceeds from notes payable - related parties                       -           250,000
   Repayment of notes payable - related parties                   (117,000)       (300,000)
   Repayment of subordinated note payable - affiliate                  -            (4,000)
                                                                 ---------       ---------

Net cash (used in) provided by financing activities                 29,000        (131,000)
                                                                 ---------       ---------

Net increase in cash                                                76,000           2,000

Cash at beginning of period                                         24,000          56,000
                                                                 ---------       ---------

Cash at end of period                                            $ 100,000       $  58,000
                                                                 =========       =========

Supplemental disclosures of cash flow information

   Cash paid during the period for:
     Interest                                                    $ 349,000       $ 184,000
                                                                 =========       =========
     Income Taxes                                                $  12,000       $   1,000
                                                                 =========       =========



           See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note - A     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

Basic net loss per common share is based on the weighted-average number of shares outstanding during the period while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method and convertible preferred stock. Both basic net loss per share and diluted net loss per share are the same for the three-month and six-month periods ended June 30, 2002, since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.

Upon the adoption of Statement of Financial Accounting Standards No. 142, the Company assigned previously recognized goodwill to individual reporting units and undertook to review such goodwill for possible impairment. Although that review is not yet complete it appears that no such impairment loss exists. Amortization expense on goodwill during the three-month period ended June 30, 2001, amounted to approximately $8,000 and for the six-month period ended June 30, 2001, amounted to approximately $17,000. Had such expense not been recorded the Company's results of operations and loss per common share would approximate the following:

                                                 3 months ended  6 months ended
                                                  June 30, 2001   June 30, 2001

  Net income                                           $26,000        $61,000
  Net loss applicable to common shares               $(126,000)     $(241,000)
  Net loss per common shares - Basic and diluted        $(0.01)        $(0.01)


Note - B     Notes Payable and Related Party Transactions

At June 30, 2002, the Company had outstanding related party notes payable totaling $2,808,000 as follows:

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   (Unaudited)
                                   -----------

               Twelve Months Ended
                     June 30,                    Amount
                     --------                    ------
                       2003                   $ 2,132,000
                       2004                       155,000
                       2005                       521,000
                                              -----------
                                                2,808,000
                  Current Portion               2,132,000
                                              -----------
                                              $   676,000
                                              -----------


Of this amount, $2,577,000 bears interest at 12% and $231,000 bears interest at 18%. Interest expense on these notes were $166,000 and $199,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,291,000 are personally guaranteed by certain stockholders of the Company.

At June 30, 2002 the Company had outstanding notes to another for $1,082,000 which bear interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holders of this note, subject to the prior security interest of the financial institution and other noteholders.

At June 30, 2002, the Company owed $2,489,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000, as defined, which expires June 2003. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (4.75% at June 30, 2002) plus 2% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, has certain restrictions as defined.

At June 30, 2002, the Company had an outstanding note payable (aggregating $336,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum. The Company has been granted the option to pay $10,000 per month.

At June 30, 2002 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum. Interest expense was $4,000 for the six-month periods ended June 30, 2002 and June 30, 2001.

Included in prepaid expenses and other current assets at June 30, 2002 is an amount due from a major stockholder, consisting of interest and principle, aggregating $64,000. The note is due on demand, is collateralized, and interest on the loan is at 12% per year.

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two major stockholders of the Company. During the six-month periods each ended June 30, 2002 and 2001, $60,000 was charged to operations for each of these individuals.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note - C     Research and Development

During the first six months the Company began developing a new product line for home storage. The Company has recorded approximately $32,000 in Selling, General and Administrative expenses for the planning and development stage and has capitalized approximately $25,000 under Fixed assets.


Note - D     Business Segments

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three-month and six-month periods ended June 30, 2001 and 2002.

                                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)


Three-Month Period Ended June 30, 2001

                                                           Medical,
                                                          Janitorial
                                         Small                and
                                       Household            Dietary
                                        Products            Products           Corporate        Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $ 2,831,000         $ 1,458,000          $      -                  -          $ 4,289,000

-----------------------------------------------------------------------------------------------------------------------------------

Total sales                           $ 2,831,000         $ 1,458,000          $      -                  -          $ 4,289,000
-----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)               $   119,000         $   141,000          $   (9,000)       $       -          $   251,000

Interest expense                          (56,000)            (43,000)           (134,000)               -             (233,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                     $    63,000         $    98,000          $ (143,000)       $       -          $    18,000

-----------------------------------------------------------------------------------------------------------------------------------

Depreciation of fixed assets          $     7,000         $     1,000          $      -          $       -          $     8,000
-----------------------------------------------------------------------------------------------------------------------------------

Amortization of intangibles           $       -           $     8,000          $      -          $       -          $     8,000
-----------------------------------------------------------------------------------------------------------------------------------

Capital expenditures                  $     6,000         $     1,000          $      -          $       -          $     7,000

===================================================================================================================================

                                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)


Six-Month Period Ended June 30, 2001

                                                           Medical,
                                                          Janitorial
                                         Small                and
                                       Household            Dietary
                                        Products            Products           Corporate        Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $ 5,298,000         $ 2,930,000         $      -                  -           $ 8,228,000

-----------------------------------------------------------------------------------------------------------------------------------

Total sales                           $ 5,298,000         $ 2,930,000         $      -                  -           $ 8,228,000
-----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)               $   237,000         $   307,000         $   (36,000)        $     -           $   508,000

Interest expense                         (108,000)            (86,000)           (270,000)              -              (464,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                     $   129,000         $   221,000         $  (306,000)        $     -           $    44,000
-----------------------------------------------------------------------------------------------------------------------------------

Depreciation fixed assets             $    13,000         $     3,000         $      -            $     -           $    16,000
-----------------------------------------------------------------------------------------------------------------------------------

Amortization of intangibles           $       -           $    17,000         $      -            $     -           $    17,000
-----------------------------------------------------------------------------------------------------------------------------------

Capital expenditures                  $     6,000         $    10,000         $      -            $     -           $    16,000

===================================================================================================================================

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Three-Month Period Ended June 30, 2002


                                                           Medical,
                                                          Janitorial
                                         Small                and
                                       Household            Dietary
                                        Products            Products           Corporate        Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $ 2,598,000         $ 1,492,000         $      -                  -          $ 4,090,000

-----------------------------------------------------------------------------------------------------------------------------------

Total sales                           $ 2,598,000         $ 1,492,000         $      -                  -          $ 4,090,000
-----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)               $   150,000         $   138,000         $   (88,000)       $      -          $   200,000

Interest expense                          (83,000)            (30,000)           (109,000)              -             (222,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                     $    67,000         $   108,000         $  (197,000)       $      -          $   (22,000)

-----------------------------------------------------------------------------------------------------------------------------------

Depreciation of fixed assets          $    20,000         $     2,000         $      -           $      -          $    22,000
-----------------------------------------------------------------------------------------------------------------------------------

Capital expenditures                  $    78,000         $     1,000         $       -          $      -          $    79,000

===================================================================================================================================

                                CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (Unaudited)

Six-Month Period Ended June 30, 2002

                                                           Medical,
                                                          Janitorial
                                         Small                and
                                       Household            Dietary
                                        Products            Products           Corporate        Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated customers      $ 4,815,000         $ 2,946,000        $      -                    -          $ 7,761,000

-----------------------------------------------------------------------------------------------------------------------------------

 Total sales                          $ 4,815,000         $ 2,946,000        $      -                    -          $ 7,761,000
-----------------------------------------------------------------------------------------------------------------------------------

 Operating income (loss)              $   227,000         $   255,000       $  (196,000)         $       -          $   286,000

 Interest expense                        (133,000)            (61,000)         (218,000)                 -             (412,000)
-----------------------------------------------------------------------------------------------------------------------------------

 Net income (loss)                    $    94,000         $   194,000       $  (414,000)         $       -          $  (126,000)
-----------------------------------------------------------------------------------------------------------------------------------

 Depreciation fixed assets            $    26,000         $     5,000       $      -             $       -          $    31,000
-----------------------------------------------------------------------------------------------------------------------------------

 Capital expenditures                 $    80,000         $     5,000       $      -             $       -          $    85,000
===================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Creative Technologies Corp. ("CTC") is a holding company owning the stock of IHW, Inc. ("IHW"), a distributor for various European manufacturers of moderate to high-end housewares. IHW also owns the stock of Ace Surgical Supplies Co., Inc. ("Ace") an operating company, (collectively the "Company"). Ace, in business since 1974, distributes janitorial, dietary and medical products in the tri-state area, generally to hospitals, nursing homes and assisted living facilities. Ace is currently expanding its customer base to include various other facilities including educational, hospitality, institutional and entertainment. IHW, which was incorporated in 1997, is the exclusive importer and distributor for various European manufacturers of moderate to high-end housewares. The companies whose products were distributed in 2002 by IHW were Brabantia International BV, MAWA Metallwarenfabrik Wagner GmbH ("Mawa"), Foppa Pedretti S.p.A., Evoluzione S.R.L. and Framar S.P.A. IHW is continually looking to distribute other complementary lines that meet its various criteria.

For the six-month period ended June 30, 2002, cash provided by operating activities was $218,000, cash used in investing activities was $85,000 and cash of $131,000 was used in financing activities. As a result, at June 30, 2002, cash increased by $2,000 from $56,000 at December 31, 2001 to $58,000 at June 30, 2002. The Company had a negative working capital of $6,468,000 at June 30, 2002.

Accounts payable and other liabilities increased to $4,582,000 at June 30, 2002 from $3,972,000 at December 31, 2001 primarily due to increased accruals for interest, dividends and other expenses.

During the six-month period ended June 30, 2002, debt to a financial institution decreased by $77,000 to $2,489,000 and notes payable to related parties decreased by $50,000 to $2,808,000.

At June 30, 2002, the Company had outstanding related party notes payable totaling $2,808,000 as follows:

             Twelve Months Ended
                   June 30,                           Amount
                   --------                           ------
                     2003                          $2,132,000
                     2006                             155,000
                     2007                             521,000
                                                   ----------
                                                    2,808,000
               Current Portion                      2,132,000
                                                   ----------
                                                   $  676,000
                                                   ----------


Of this amount, $2,577,000 bears interest at 12% and $231,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payables aggregating $2,291,000 are personally guaranteed by certain stockholders of the Company.

At June 30, 2002 the Company had outstanding notes to another for $1,082,000 which bear interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holders of this note, subject to the prior security interest of the financial institution and other noteholders.

At June 30, 2002, the Company owed $2,489,000 pursuant to a loan and security agreement with a financial institution that expires June 2003. The Company, under this agreement is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (4.75% at June 30, 2002) plus 2% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, has certain restrictions as defined.

At June 30, 2002, the Company had an outstanding note payable (aggregating $336,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum. The Company has been granted the option to pay $10,000 per month.

At June 30, 2002 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum.

During the first half of this year the Company began to develop a new line of home storage products in the household division. This new venture is still in the development stage and that the full effect on sales will not occur until at least 2003. During the six month period ended June 30, 2002, the Company recognized in Selling, General and Administrative a charge of approximately $32,000 and capitalized approximately $25,000 for the development of this line.


CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and the result of our operations are based upon our consolidated financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, investments, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.


         REVENUE RECOGNITION

         We generate our revenue by selling household products principally to specialty and discount stores, catalogues and other retailers; and medical, janitorial and dietary products to hospitals and other healthcare facilities, hotels and entertainment facilities. The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.

         We must make estimates of potential future product returns and revenue adjustments related to current period product revenue. Management analyzes historical returns, current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. We provide for these situations based on our experience with specific customers and our expectations for revenue adjustments based on economic conditions. At June 30, 2002 our reserve for sales returns was $28,000 and at June 30, 2001 it was $9,000.

         We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At June 30, 2002 the allowance for doubtful accounts was $165,000 and at June 30, 2001 it was $175,000.


         ACCOUNTING FOR INCOME TAXES

         The Company's record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $7,667,000 at June 30, 2002 and $7,697,000 at June 30, 2001. The valuation allowances relate primarily to the net operating loss carry forward deferred tax asset where the tax benefit of such asset is not assured.


         VALUATION OF INVENTORY

         We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling. prices and market conditions. If actual product demand or selling prices are less favorable than we estimate we may be required to take additional inventory write-downs.


         VALUATION OF LONG-LIVED ASSETS

         We assess the impairment in value to our company of long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

          o    significant negative industry trends

          o    significant underutilization of the assets

          o significant changes in how we use the assets or our plans for their use.

         If our review determines the future undiscounted cash flows related to these assets will not be sufficient to recover their carrying value we will reduce the carrying values of these assets down to our estimate of fair market value and continue depreciating them over their remaining useful lives.

RESULTS OF OPERATIONS

The Company had net sales of $4,090,000 and $4,289,000, respectively, for the three-month periods ended June 30, 2002 and June 30, 2001 and $7,761,000 and $8,228,000, respectively, for the six-month periods ended June 30, 2002 and June 30, 2001. The decrease in sales, primarily in IHW, is due to increased competition from the Far East.

Gross profit margins for the second quarter ended June 30, 2002 and June 30, 2001 were 39% and 35%, respectively and for the six-month periods ended June 30, 2002 and June 30, 2001 were 38% and 36%, respectively. The increase in gross profit margin is primarily attributable to a more favorable foreign exchange rate.

Selling, general and administrative expenses were $1,160,000 and $981,000 or 28% and 23% of net sales, respectively, in the three-month periods ended June 30, 2002 and June 30, 2001, and $2,181,000 and $1,930,000 or 28% and 23% of net
sales, respectively, in the six-month periods ended June 30, 2002 and June 30, 2001. The increase is primarily due to an increase in payroll, greater receivable write-offs, new research & development costs, higher marketing expense and an increase in miscellaneous expenses.

Warehousing expenses were $250,000 and $258,000 or 6% of net sales, respectively, for the three-month periods ended June 30, 2002 and June 30, 2001, and $510,000 and $501,000 or 7% and 6% of net sales respectively for the six-month periods ended June 30, 2002 and June 30, 2001. Warehousing expenses decreased during the second quarter because of the move of the warehousing and shipping functions of the Housewares division to an outside source.

Interest expense decreased to $222,000 from $233,000 for the three-month period ended June 30, 2002, compared to the three-month period ended June 30, 2001, and decreased to $412,000 from $464,000 for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001. The decrease of $52,000 for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001 was primarily due to lower interest rates on the loan payable - financial institution.

Inventory was $1,261,000 at June 30, 2002 compared to $1,831,000 at June 30, 2001. The decrease in inventory is primarily the result of better inventory management in the Housewares division and implementation of a more flexible purchasing arrangement with Brabantia to strive for "Just in time" inventory. Accounts receivable net was $2,385,000 at June 30, 2002 compared to $2,926,000 at June 30, 2001. The decrease in receivables reflects the decrease in sales.

Due to the foregoing, the Company reported a net loss of $22,000 compared to a net profit of $18,000, respectively, for the three-month periods ended June 30, 2002 and June 30, 2001, and a net loss of $126,000 compared to a net profit of $44,000, respectively, for the six-month periods ended June 30, 2002 and June 30, 2001.

                            PART II OTHER INFORMATION


Item 6.       a.       Exhibits

              99.1     Certification of Officers


              b.       Reports on form 8-K


              The Registrant did not file reports on Form 8-K during the three months ended June 30, 2002.

                           CREATIVE TECHNOLOGIES CORP.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CREATIVE TECHNOLOGIES CORP.
                                   ---------------------------
                                   Registrant





Dated:  August 19, 2002             By:  S/David Guttmann
-----------------------                  ----------------
                                         David Guttmann, Chief Executive Officer

                                         S/Richard Helfman
                                         -----------------
                                         Richard Helfman, President and
                                         Chief Financial Officer