Form 10-Q
period 2002-09-30
CREATIVE TECHNOLOGIES CORP
filed 2002-11-13
CIK 785321

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                 September 30, 2002

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

                   YES X                            NO
                      ---                             ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.09                            17,198,831
----------------------------                 ------------------------------
   (Title of each class)                   (Outstanding at September 30, 2002)

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES

                                      INDEX


PART I  - FINANCIAL INFORMATION                                                        PAGE
Item 1.       Condensed Consolidated Financial Statements


     Balance Sheet as at September 30, 2002 and December 31, 2001                         3

     Statement of Operations
              For the Three and Nine Months ended
              September 30, 2002 and September 30, 2001                                   4

     Statement of Cash Flows
              For the Nine Months ended
              September 30, 2002 and September 30, 2001                                   5

     Notes to Condensed Consolidated Financial Statements                            6 - 12

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                         13 - 16


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                           17

     Signatures                                                                          18


                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                     September 30,     December 31,
                                                                                         2002              2001
                                                                                         ----              ----
Assets                                                                                 Unaudited         Audited
Current assets:
  Cash                                                                                $    47,000    $     56,000
  Accounts receivable-net                                                               2,177,000       2,030,000
  Inventories                                                                           1,115,000       1,584,000
  Prepaid expenses and other current assets                                               331,000         242,000
                                                                                      -----------     -----------
                  Total current assets                                                  3,670,000       3,912,000

Fixed assets - less accumulated depreciation of $140,000 and $88,000 respectively         166,000          80,000
Other assets                                                                              747,000         745,000
                                                                                      -----------     -----------
                  Total Assets                                                        $ 4,583,000     $ 4,737,000
                                                                                      ===========     ===========

Liabilities and Stockholders' Deficiency
Current liabilities:
  Loans payable - financial institution                                               $ 2,286,000     $ 2,566,000

  Notes payable-other                                                                   1,082,000       1,082,000
  Notes payable - related parties                                                       2,245,000       2,028,000
  Accounts payable and accrued expenses                                                 4,728,000       3,972,000
  Subordinated note payable - affiliate                                                   120,000         120,000
  Due to related party                                                                     64,000          64,000
                                                                                      -----------     -----------
                  Total current liabilities                                            10,525,000       9,832,000

Notes payable related parties                                                             521,000         830,000
Subordinated note payable - affiliate                                                     215,000         220,000
                                                                                      -----------     -----------
                  Total liabilities                                                    11,261,000      10,882,000
                                                                                      -----------     -----------

Redeemable Preferred Stock - $.01 par value; authorized 5,000,000 shares;
  4,000 shares of nonconvertible stock designated as 1997-A preferred stock -
  $1,000 stated value; issued and outstanding 3,500 shares (redemption and
  liquidation value $3,500,000)                                                           501,000         455,000
                                                                                      -----------     -----------

Stockholders' Deficiency
  Preferred stock - $.01 par value; authorized 5,000,000 shares:
   10,000 shares of convertible stock designated as 1996 preferred stock -
    $1,000 stated value; issued and outstanding 550 shares (liquidation
    value $550,000)                                                                       550,000         550,000
   10,000 shares of convertible stock designated as 1996-A preferred stock -
    $1,000 stated value; issued and outstanding 340 shares (liquidation
    value $340,000)                                                                       340,000         340,000
   1,000 shares of convertible stock designated as 2000 preferred stock -
    $1,000 stated value; issued and outstanding 200 shares (liquidation
    value $200,000)                                                                       200,000         200,000
  Common Stock - $.09 par value; authorized 45,000,000 shares, issued and
    outstanding 17,199,000 shares                                                       1,548,000       1,548,000
  Additional paid-in capital                                                            7,630,000       7,991,000
  Accumulated deficit                                                                 (17,447,000)    (17,229,000)
                                                                                    -----------     -----------
                  Stockholders' deficiency                                             (7,179,000)     (6,600,000)
                                                                                      -----------     -----------
                  Total Liabilities and Stockholders' Deficiency                      $ 4,583,000     $ 4,737,000
                                                                                      ===========     ===========



            See notes to condensed consolidated financial statements

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                Three Months Ended           Nine Months Ended
                                                                                   September 30,                September 30,
                                                                              2001          2002           2001            2002
                                                                              ----          ----           ----            ----
Net Sales                                                                  $4,010,000    $3,714,000    $12,238,000     $11,475,000
Cost of sales                                                               2,608,000     2,327,000      7,897,000       7,111,000
                                                                           ----------    ----------    -----------     -----------
Gross profit                                                                1,402,000     1,387,000      4,341,000       4,364,000
                                                                           ----------    ----------    -----------     -----------
Operating expenses:
     Selling, general and administrative expenses                           1,049,000     1,080,000      2,979,000       3,261,000
     Warehousing expense                                                      265,000       213,000        766,000         723,000
     Interest expense and financing costs                                     200,000       186,000        664,000         598,000
                                                                           ----------    ----------    -----------     -----------
                                                                            1,514,000     1,479,000      4,409,000       4,582,000
                                                                           ----------    ----------    -----------     -----------
Net loss                                                                     (112,000)      (92,000)       (68,000)       (218,000)

Less undeclared dividends on
                    preferred stock                                          (151,000)     (153,000)      (453,000)      ( 459,000)
                                                                           ----------    ----------    -----------     -----------

Net loss applicable to common shares                                       $ (263,000)   $ (245,000)   $  (521,000)    $  (677,000)
                                                                           ==========    ==========    ===========     ===========

Net loss per common share - basic and diluted                                   $(.02)        $(.01)         $(.03)          $(.04)
                                                                                =====         =====          =====           =====


Weighted average number of shares - basic and diluted                      16,943,000    17,199,000     16,781,000      17,199,000
                                                                           ==========    ==========     ==========      ==========


           See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                     September 30,
                                                                                               2001                   2002
                                                                                               ----                   ----
Cash flows from operating activities:
   Net loss                                                                                  $(68,000)             $(218,000)
   Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                            25,000                 53,000
      Amortization of goodwill                                                                 26,000                    -
      Loss on disposition of fixed assets                                                         -                    2,000
      Decrease (increase) in allowance for doubtful accounts                                  (63,000)                 9,000
  Changes in operating assets and liabilities:
      Increase in accounts receivable                                                         (19,000)              (156,000)
      (Increase) decrease in inventories                                                     (621,000)               469,000
      Increase in prepaid expenses and other current                                         (135,000)               (89,000)
      Increase in other assets                                                                 (2,000)                (2,000)
      Increase in accounts payable and accrued expenses                                       873,000                441,000
                                                                                             --------               --------
Net cash provided by operating activities                                                      16,000                509,000
                                                                                             --------               --------
Cash flows from investing activities:
   Acquisition of fixed assets                                                                (35,000)              (141,000)
   Proceeds from sale of fixed assets                                                           5,000                    -
                                                                                             --------               --------
Net cash used in investing activities                                                         (30,000)              (141,000)
                                                                                             --------               --------

Cash flows from financing activities:
  Net proceeds of (payments of) loans payable - financial institution                         220,000               (280,000)
  Proceeds from notes payable - related parties                                                  -                   250,000
  Repayment of notes payable - related parties                                               (158,000)              (342,000)
  Repayment of subordinated note payable - affiliate                                          (20,000)                (5,000)
                                                                                             --------               --------

Net cash provided by (used in) financing activities                                            42,000               (377,000)
                                                                                             --------               --------
Net increase (decrease) in cash                                                                28,000                 (9,000)

Cash at beginning of period                                                                    24,000                 56,000
                                                                                             --------               --------
Cash at end of period                                                                        $ 52,000               $ 47,000
                                                                                             ========               ========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
      Interest                                                                               $497,000              $ 315,000
                                                                                             ========              =========
      Income Taxes                                                                           $ 12,000              $   1,000
                                                                                             ========              =========
Supplemental schedule of non-cash financing activities:

  Accrued dividends                                                                                                $ 315,000
                                                                                                                   =========

  Restructuring of related party debt including:
                  Debt reduction (including interest of $84,000)          $547,000
                  Issuance of common stock                                  35,000           $582,000                $   -
                                                                          ---------          ========                =====



            See notes to condensed consolidated financial statements.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note - A          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

Creative Technologies Corp. ("CTC") and Subsidiary (collectively the "Company") are engaged in importing and marketing small household products (principally to specialty and discount stores, catalogues and other retailers) and medical, janitorial and dietary products to hospitals and other healthcare facilities.

The Company has a working capital deficiency of $6,855,000 and a stockholders' deficiency of $7,179,000 as of September 30, 2002. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due, which management believes it will be able to do. Management believes that there is positive sales momentum being generated by products sold pursuant to distribution agreements. The Company will continue to negotiate increased bank credit availability. In addition, cost-cutting measures to reduce overhead are continuing.

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiary, IHW, Inc. ("IHW") and IHW's wholly owned subsidiary, Ace Surgical Supply Co., Inc. ("Ace"). All material intercompany balances and transactions have been eliminated in consolidation.

Basic net loss per common share is based on the weighted-average number of shares outstanding during the period while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Both basic net loss per share and diluted net loss per share are the same for the three-month and nine-month periods ended September 30, 2002, since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been antidilutive.

Upon the adoption of Statement of Financial Accounting Standards No. 142, the Company assigned previously recognized goodwill to individual reporting units and undertook to review such goodwill for possible impairment. Although that review is not yet complete it appears that no such impairment loss exists. Amortization expense on goodwill during the three-month period ended September 30, 2001, amounted to approximately $9,000 and for the nine-month period ended September 30, 2001, amounted to approximately $26,000. Had such expense not been recorded the Company's results of operations and loss per common share would approximate the following:

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                                3 months ended         9 months ended
                                                                              September 30, 2001     September 30, 2001
                  Net loss                                                        $(103,000)               $(42,000)
                  Net loss applicable to common shares                            $(254,000)              $(495,000)
                  Net loss per common shares - Basic and diluted                     $(0.01)                 $(0.03)


Note - B          Notes Payable and Related Party Transactions

At September 30, 2002, the Company had outstanding related party notes payable totaling $2,766,000 as follows:

                  Twelve Months Ended
                  September 30,                     Amount
                  -------------                     ------
                     2003                           $2,245,000
                     2004                              521,000
                                                    ----------
                                                     2,766,000
                  Current Portion                    2,245,000
                                                    ----------
                                                    $  521,000
                                                    ----------


Of this amount, $2,535,000 bears interest at 12% and $231,000 bears interest at 18%. Interest expense on these notes were $258,000 and $268,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,249,000 are personally guaranteed by certain stockholders of the Company.

At September 30, 2002 the Company had outstanding notes to another totaling $1,082,000 that bear interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holder of these notes, subject to the prior security interest of the financial institution and other noteholders.

At September 30, 2002, the Company owed $2,286,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000, as defined, which expires June 2003. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (4.75% at September 30, 2002) plus 2% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, has certain restrictions as defined.

At September 30, 2002, the Company had an outstanding note payable (aggregating $335,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum. The Company has the right at its option to repay up to $10,000 per month.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


At September 30, 2002 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum. Interest expense was $6,000 for the nine-month periods ended September 30, 2002 and September 30, 2001

Included in prepaid expenses and other current assets at September 30, 2002 is an amount due from a major stockholder, consisting of interest and principle, aggregating $70,000. The note is due on demand, is collateralized, and interest on the loan is at 12% per year.

Pursuant to the merger agreement between the Company and Ace, the Company agreed to continue an obligation to pay $10,000 per month each in consulting fees to two major stockholders of the Company. During the nine-month periods ended September 30, 2002 and 2001, $90,000 was charged to operations for each of these individuals.


Note - C          Research and Development

During the first nine months of 2002 the Company began developing a new product line for home storage. The Company has recorded approximately $32,000 in Selling, General and Administrative expenses for the planning and development stage and has capitalized approximately $25,000 under fixed assets.

Note - D          Business Segments

In accordance with SFAS No. 131, the Company's business segments are organized around its product lines, small household products and medical, janitorial and dietary products. The following table is a summary of these segments for the three-month and nine-month periods ended September 30, 2002 and 2001.

                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  Three-Month Period Ended September 30, 2001


                                                              Medical,
                                                            Janitorial
                                     Small                     and
                                   Household                 Dietary
                                   Products                  Products            Corporate       Eliminations      Consolidated
 -----------------------------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                    $   2,587,000           $    1,423,000         $      -               -           $4,010,000
 -----------------------------------------------------------------------------------------------------------------------------------
 Total sales                    $   2,587,000           $    1,423,000         $      -          $    -           $4,010,000
 -----------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)        $      73,000           $      129,000         $ (114,000)       $    -           $   88,000


 Interest expense                     (43,000)                 (39,000)          (118,000)            -             (200,000)
 -----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)              $      30,000           $       90,000         $ (232,000)       $    -           $ (112,000)

 -----------------------------------------------------------------------------------------------------------------------------------
 Depreciation of
   fixed assets                 $       7,000           $        2,000         $      -          $    -           $    9,000
 -----------------------------------------------------------------------------------------------------------------------------------
 Amortization of
   intangibles                  $         -             $        9,000         $      -          $    -           $    9,000
 -----------------------------------------------------------------------------------------------------------------------------------
 Capital expenditures           $         -             $       19,000         $      -          $    -           $   19,000


                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Nine-Month Period Ended September 30, 2001


                                                          Medical,
                                                        Janitorial
                                     Small                 and
                                   Household              Dietary
                                    Products             Products           Corporate        Eliminations        Consolidated
----------------------------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                  $    7,885,000          $    4,353,000        $    -                -             $12,238,000
----------------------------------------------------------------------------------------------------------------------------------

 Total sales                  $    7,885,000          $    4,353,000        $    -          $     -             $12,238,000
----------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)
                              $      310,000          $      436,000        $ (150,000)     $     -             $   596,000

 Interest expense                   (151,000)               (125,000)         (388,000)           -                (664,000)
----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)           $      159,000          $      311,000        $ (538,000)     $     -             $   (68,000)
----------------------------------------------------------------------------------------------------------------------------------
 Depreciation
    fixed assets              $       20,000          $        5,000        $    -          $     -             $    25,000
----------------------------------------------------------------------------------------------------------------------------------
 Amortization of
    intangibles               $          -            $       26,000        $    -          $     -             $    26,000
----------------------------------------------------------------------------------------------------------------------------------

 Capital expenditures         $        6,000          $       29,000        $    -          $     -             $    35,000



                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Three-Month Period Ended September 30, 2002


                                                           Medical,
                                                         Janitorial
                                   Small                     and
                                 Household                 Dietary
                                 Products                  Products            Corporate      Eliminations        Consolidated
----------------------------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                 $    2,264,000             $   1,450,000        $     -               -              $3,714,000
----------------------------------------------------------------------------------------------------------------------------------

 Total sales                 $    2,264,000             $   1,450,000        $     -         $     -              $3,714,000
----------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)
                             $       92,000             $     112,000        $ (110,000)     $     -              $   94,000

 Interest expense                   (37,000)                  (31,000)         (118,000)           -                (186,000)
----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)          $       55,000             $      81,000        $ (228,000)     $     -              $  (92,000)

---------------------------------------------------------------------------------------------------------------------------------
 Depreciation of
   fixed assets              $       18,000             $       4,000        $     -         $     -              $   22,000
----------------------------------------------------------------------------------------------------------------------------------

 Capital expenditures        $       45,000             $      11,000        $     -         $     -              $   56,000


                  CREATIVE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Nine-Month Period Ended September 30, 2002



                                                           Medical,
                                                         Janitorial
                                  Small                     and
                                Household                 Dietary
                                 Products                 Products               Corporate       Eliminations       Consolidated
 ----------------------------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                   $   7,079,000           $  4,396,000           $     -                 -            $11,475,000
 ----------------------------------------------------------------------------------------------------------------------------------

 Total sales                   $   7,079,000           $  4,396,000           $     -          $      -            $11,475,000
 ----------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)
                               $     319,000           $    367,000           $ (306,000)      $      -            $   380,000

 Interest expense                   (170,000)               (92,000)            (336,000)             -               (598,000)
 ----------------------------------------------------------------------------------------------------------------------------------

  Net income (loss)            $     149,000           $    275,000           $ (642,000)      $      -            $  (218,000)
 ----------------------------------------------------------------------------------------------------------------------------------
 Depreciation
   fixed assets                $      44,000           $      9,000           $     -          $      -            $    53,000
 ----------------------------------------------------------------------------------------------------------------------------------

 Capital expenditures          $     125,000           $     16,000           $     -          $      -            $   141,000



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

For the nine-month period ended September 30, 2002, cash provided by operating activities was $509,000, cash used in investing activities was $141,000 and cash of $377,000 was used in financing activities. As a result, at September 30, 2002, cash decreased by $9,000 from $56,000 at December 31, 2001 to $47,000 at September 30, 2002. The Company had a negative working capital of $6,855,000 at September 30, 2002.

Accounts payable and other liabilities increased to $4,728,000 at September 30, 2002 from $3,972,000 at December 31, 2001 primarily due to increased accruals for interest, dividends and other expenses.

During the nine-month period ended September 30, 2002, debt to a financial institution decreased by $280,000 to $2,286,000 and notes payable to related parties decreased by $92,000 to $2,766,000.

At September 30, 2002, the Company had outstanding related party notes payable totaling $2,766,000 as follows:


               Twelve Months Ended
               September 30,                Amount
               -------------                ------
               2003                         $2,245,000
               2004                            521,000
                                            ----------

                                             2,766,000
               Current Portion               2,245,000
                                            ----------
                                            $  521,000
                                            ----------


Of this amount, $2,535,000 bears interest at 12% and $231,000 bears interest at 18%. These notes are payable to various individuals who are stockholders, entities whose principals are stockholders of the Company, and the Company's retirement plan. Certain of these related party note holders have been granted a security interest in the assets of CTC subordinated to the rights of the financial institution described below. Notes payable aggregating $2,249,000 are personally guaranteed by certain stockholders of the Company.

At September 30, 2002 the Company had outstanding notes to another totaling $1,082,000 that bear interest at 12% and are due on demand. The Company pledged all of the shares of Ace and IHW to the holder of these notes, subject to the prior security interest of the financial institution and other noteholders.

At September 30, 2002, the Company owed $2,286,000 pursuant to a loan and security agreement entered into with a financial institution whereby the Company is required to maintain an outstanding combined loan balance of not less than $1,500,000, but no more than $4,000,000, as defined, which expires June 2003. The loan is collateralized by substantially all of the assets of the Company and is partially guaranteed by an officer of the Company. Under the agreement, the Company receives revolving credit advances based on accounts receivable and inventory available, as defined, and is required to pay interest at a rate equal to the greater of 7.5% or the prime rate (4.75% at September 30, 2002) plus 2% plus other fees and all of the lender's out-of-pocket costs and expenses. The agreement, among other matters, has certain restrictions as defined.

At September 30, 2002, the Company had an outstanding note payable (aggregating $335,000) to an affiliate subordinated to the obligations due the financial institution discussed above. Interest is payable on the note at the rate of 12% per annum. The Company has the right at its option to repay up to $10,000 per month.

At September 30, 2001 the Company owed a related party $64,000 for the prior rental of its office and warehousing space. Interest on these obligations are payable at the rate of 12% per annum.

During the first half of this year the Company began to develop a new line of home storage products in the household division. This new venture is still in the development stage and no sales are expected to occur until at least 2003. During the nine month period ended September 30, 2002, the Company recognized in Selling, General and Administrative a charge of approximately $32,000 and capitalized approximately $25,000 for the development of this line.


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

         We must make estimates of potential future product returns and revenue adjustments related to current period product revenue. Management analyzes historical returns, current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. We provide for these situations based on our experience with specific customers and our expectations for revenue adjustments based on economic conditions. At September 30, 2002 our reserve for sales returns was $23,000 and at September 30, 2001 it was $42,000.

         We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At September 30, 2002 the allowance for doubtful accounts was $165,000 and at September 30, 2001 it was $175,000.

         ACCOUNTING FOR INCOME TAXES

         The Company's record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $7,667,000 at September 30, 2002 and $7,697,000 at September 30, 2001. The valuation allowances relate primarily to the net operating loss carry forward deferred tax asset where the tax benefit of such asset is not assured.

         VALUATION OF INVENTORY

         We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. If actual product demand or selling prices are less favorable than we estimate we may be required to take additional inventory write-downs.

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

RESULTS OF OPERATIONS

The Company had net sales of $3,714,000 and $4,010,000, respectively, for the three-month periods ended September 30, 2002 and September 30, 2001 and $11,475,000 and $12,238,000, respectively, for the nine-month periods ended September 30, 2002 and September 30, 2001. The decrease in sales, primarily in IHW, is due to increased competition from products manufactured in the Far East.

Gross profit margins for the third quarter ended September 30, 2002 and September 30, 2001 were 37% and 35%, respectively, and for the nine-month periods ended September 30, 2002 and September 30, 2001 were 38% and 35%, respectively. The increase in gross profit margin is primarily attributable to a more favorable foreign exchange rate.

Selling, general and administrative expenses were $1,080,000 and $1,049,000 or 29% and 26% of net sales, respectively, in the three-month periods ended September 30, 2002 and September 30, 2001, and $3,261,000 and $2,979,000 or 28%
and 24% of net sales, respectively, in the nine-month periods ended September 30, 2002 and September 30, 2001. The increase is primarily due to an increase in payroll, greater receivable write-offs, new research & development costs, higher marketing expense and an increase in miscellaneous expenses.

Warehousing expenses were $213,000 and $265,000 or 6% and 7% of net sales, respectively, for the three-month periods ended September 30, 2002 and September 30, 2001, and $723,000 and $766,000 or 6% each year of net sales respectively for the nine-month periods ended September 30, 2002 and September 30, 2001. Warehousing expenses began to decrease during the second quarter because of the move of the warehousing and shipping functions of the Housewares division to an outside source.

Interest expense decreased to $186,000 from $200,000 for the three-month period ended September 30, 2002, compared to the three-month period ended September 30, 2001, and decreased to $598,000 from $664,000 for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001. The decrease of $66,000 for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 was primarily due to lower interest rates on the loan payable - financial institution.

Inventory was $1,115,000 at September 30, 2002 compared to $2,357,000 at September 30, 2001. The decrease in inventory is primarily the result of better inventory management in the Housewares division and implementation of a more flexible purchasing arrangement with Brabantia to strive for "Just in time" inventory. Accounts receivable net was $2,177,000 at September 30, 2002 compared to $2,910,000 at September 30, 2001. The decrease in receivables is reflective of the decrease in sales.

Due to the foregoing, the Company reported a net loss of $92,000 compared to a net loss of $112,000, respectively, for the three-month periods ended September 30, 2002 and September 30, 2001, and a net loss of $218,000 compared to a net loss of $68,000, respectively, for the nine-month periods ended September 30, 2002 and September 30, 2001.

                            PART II OTHER INFORMATION


Item 6.       a.       Exhibits

              99.1     Certification of Officers

              b.       Reports on form 8-K

              The Registrant did not file reports on Form
              8-K during the three months ended September 30, 2002.

                           CREATIVE TECHNOLOGIES CORP.


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CREATIVE TECHNOLOGIES CORP.
                                   ---------------------------
                                   Registrant






Dated:  November 13, 2002          By:  /s/David Guttmann
-------------------------               ----------------
                                        David Guttmann, Chief Executive Officer

                                        /s/Richard Helfman
                                        -----------------
                                        Richard Helfman, President and
                                                         Chief Financial Officer